Form 10-K
period 2006-12-31
BTF/CFI, INC; TIDELANDS HOLIDAY HEALTH CLUBS INC; RHODE ISLAND HOLDING CO; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF PHILADELPHIA INC; BALLY TOTAL FITNESS OF CONNECTICUT COAST INC; BALLY SPORTS CLUBS INC; HOLIDAY SOUTHEAST HOLDING CORP; GREATER PHILLY NO 1 HOLDING CO; BALLY TOTAL FITNESS OF THE SOUTHEAST INC
filed 2007-06-29
CIK 1265266, 1265283, 1265274, 1265242, 1265267, 1265252, 1265271, 1265261, 1265257, 1265262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-13997
Bally Total Fitness Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-3228107
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois (Address of principal executive offices)	60631 (Zip Code)

Registrant’s telephone number, including area code:
(773) 380-3000

SEE TABLE OF ADDITIONAL REGISTRANTS
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $.01 per share	N/A

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☐     No: ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes: ☐     No: ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☐     No: ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐          Accelerated Filer  ☑          Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐     No: ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $212 million, based on the closing price of the registrant’s common stock as reported by the New York Stock Exchange at that date. For purposes of this computation, affiliates of the registrant include the registrant’s executive officers and directors as of June 30, 2006. As of May 31, 2007, 41,257,012 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number

Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
BTF/CFI, Inc.	Delaware	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373

The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois 60631, telephone (773) 380-3000. The primary industrial classification number for each of the additional registrants is 7991.

In this Annual Report on Form 10-K, references to “the Company,” “Bally,” “we,” “us,” and “our” mean Bally Total Fitness Holding Corporation and its consolidated subsidiaries.

BALLY TOTAL FITNESS HOLDING CORPORATION
2006 ANNUAL REPORT ON FORM 10-K

INTRODUCTORY STATEMENT

The information and discussion in this Annual Report on Form 10-K (the “Form 10-K”), should be considered in the context of the following overall trends and factors:

•	The Company’s financial and liquidity positions have been deteriorating and are expected to continue to deteriorate. This situation reflects several factors discussed in this Form 10-K.

•	The Company does not have sufficient operating cash flows to meet its expected needs for working capital, capital investment in operations, interest expense and debt repayments through December 31, 2007. The Company did not make the interest payment of $14.8 million due April 16, 2007 on the $300 million of its 9 7/8% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”); the $300 million principal obligation matures in October 2007.

•	The Company reported losses from continuing operations for the years 2002 through 2005. Income from continuing operations for 2006 was a modest $5.6 million. Impairment charges in 2006 associated with goodwill and long-lived assets were $39.8 million and were $62.9 million in the three-year period 2004 through 2006. The primary drivers of these impairment charges are the declining projections of future operating cash flow.

•	The Company’s revenue recognition policies require the deferral of a majority of membership cash payments to be recognized in subsequent periods over the expected membership term of members. As a result, revenue recognition does not reflect current cash collection trends. Additionally, the level of our deferred revenue is highly sensitive to changes in estimated membership term. Negative attrition expectations result in downward adjustments of deferred revenue which are reflected in larger amounts of recognized revenue. The Company’s change in estimated term length effected in the fourth quarter of 2006 resulted in a reduction of deferred revenue of $71.0 million and increased reported revenue by the same amount.

•	The Company’s total membership cash collections declined in each quarter of 2006 when compared to the prior year levels. Total 2006 membership cash collections were $757.6 million, down $25.4 million from 2005 collections of $783.0 million. Approximately $10.9 million (43%) of the year-over-year decline in total membership cash collections occurred in the fourth quarter of 2006.

•	The Company’s primary markets have become more competitive, with competitors opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its deteriorating financial and liquidity condition.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-K including, without limitation, statements relating to (i) our plans, strategies, objectives, expectations, intentions, and adequacy of resources, (ii) our expectation that our strategies will enable us to create economic value, and (iii) the anticipated future performance of our business are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “Act” or the “Exchange Act”).

Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. These statements are based on beliefs and assumptions by our management, and on information currently available to management. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events. In addition, these forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

A number of factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others:

•	the outcome of our solicitation of consents in favor of our proposed Joint Prepackaged Chapter 11 Plan of Reorganization (the “Plan of Reorganization”) from holders of our 10 1/2% Senior Notes due 2011 (the “Senior Notes”) and our Senior Subordinated Notes (together with the Senior Notes, the “Notes”) under the proposed terms or at all;

•	the length of time it will take us to complete the restructuring contemplated by the Plan of Reorganization, including the timing of an eventual court filing;

•	the effect of any third party proposals for competing plans of reorganization;

•	the success of our Plan of Reorganization and the outcome of the restructuring in general;

•	the response of creditors, customers and suppliers, including financial intermediaries such as credit card payment processors, to the matters discussed herein, particularly as those matters relate to liquidity and the Plan of Reorganization, and the presence of an explanatory paragraph in the audit report on our consolidated financial statements indicating that substantial doubt exists as to our ability to continue as a going concern;

•	the effect of material weaknesses in internal control over financial reporting on our ability to prepare financial statements and file timely reports with the Securities and Exchange Commission (the “SEC”);

•	the success of operating initiatives, advertising and promotional efforts to attract and retain members;

•	competition, including the ongoing effect of increased competition from well-financed competitors and our limited ability to invest in capital improvements due to our constrained liquidity and overall financial condition;

•	the outcome of SEC and Department of Justice investigations;

•	the existence of adverse publicity or litigation (including stockholder litigation and insurance rescission actions), the outcome thereof and the costs and expenses associated therewith;

•	the changes in, or the failure to comply with, government regulations;

•	the ability to attract, retain and motivate highly-skilled employees, including a permanent Chief Executive Officer;

•	the business abilities and judgment of personnel;

•	general economic and business conditions; and

•	other factors described in this Form 10-K, including the risk factors identified in Item 1A — Risk Factors and the periodic reports that we previously filed with the SEC.

AVAILABLE INFORMATION

Our website address is www.ballyfitness.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we also make available through our website our press releases, our Code of Business Conduct, Practices and Ethics, our Corporate Governance Guidelines, the Charters for the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, as well as contact information for the Audit Committee, including an employee hotline and website. These materials are also available in print to any stockholder upon request. Information contained on our website is not intended to be part of this Form 10-K.

Barry R. Elson, our then Acting Chief Executive Officer, certified to the New York Stock Exchange (the “NYSE”) on December 22, 2006 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date. In addition, the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act were filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and are also filed as exhibits to this Form 10-K.

Our executive offices are at 8700 West Bryn Mawr Avenue, Chicago, Illinois, 60631; our telephone number is (773) 380-3000.

PART I

Item 1.	Business

The information and discussion set forth below should be considered in the context of the following overall trends and factors:

•	The Company’s financial and liquidity positions have been deteriorating and are expected to continue to deteriorate. This situation reflects several factors discussed in this Form 10-K.

•	The Company does not have sufficient operating cash flows to meet its expected needs for working capital, capital investment in operations, interest expense and debt repayments through December 31, 2007. The Company did not make the interest payment of $14.8 million due April 16, 2007 on the Senior Subordinated Notes; the $300 million principal obligation matures in October 2007.

•	The Company reported losses from continuing operations for the years 2002 through 2005. Income from continuing operations for 2006 was a modest $5.6 million. Impairment charges in 2006 associated with goodwill and long-lived assets were $39.8 million and were $62.9 million in the three-year period 2004 through 2006. The primary drivers of these impairment charges are the declining projections of future operating cash flow.

•	The Company’s revenue recognition policies require the deferral of a majority of membership cash payments to be recognized in subsequent periods over the expected membership term of members. As a result, revenue recognition does not reflect current cash collection trends. Additionally, the level of our deferred revenue is highly sensitive to changes in estimated membership term. Negative attrition expectations result in downward adjustments of deferred revenue which are reflected in larger amounts of recognized revenue. The Company’s change in estimated term length effected in the fourth quarter of 2006 resulted in a reduction of deferred revenue of $71.0 million and increased reported revenue by the same amount.

•	The Company’s total membership cash collections declined in each quarter of 2006 when compared to the prior year levels. Total 2006 membership cash collections were $757.6 million, down $25.4 million from 2005 collections of $783.0 million. Approximately $10.9 million (43%) of the year-over-year decline in total membership cash collections occurred in the fourth quarter of 2006.

•	The Company’s primary markets have become more competitive, with competitors opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its deteriorating financial and liquidity condition.

General

Bally Total Fitness Holding Corporation is among the largest full-service commercial operators of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of December 31, 2006, through our subsidiaries, we operated 375 fitness centers concentrated in 26 states and Canada. Additionally, as of December 31, 2006, 35 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. We operate fitness centers in over 45 major metropolitan areas representing 62% of the United States population and have approximately 3.5 million members. By clustering our fitness centers in major metropolitan areas, we are able to offer city-wide and national memberships, providing more value to members and differentiating ourselves from “mom and pop” competitors while achieving operating efficiencies.

We were incorporated in Delaware in 1983. Since inception, our business, markets, the services we offer and the way we conduct our business have changed significantly and are expected to continue to change and evolve. These changes are primarily the result of increasing awareness of the need for exercise, weight control, good nutrition and a healthy lifestyle among adults and children in the United States. We believe that through more targeted sales and marketing efforts of our service and product offerings we can capitalize on the opportunities in our markets, including the aging of America and generally higher awareness levels of fitness. For many years our target market was the 18- to 34-year old middle-income segment of the population. In recent years, we expanded our target market to include 35- to 54-year olds. Currently, our members range in age from approximately 16 to 80, reflecting our many years in business and diverse membership base.

In order to better serve these diverse members and address the growing need for better health and fitness, in 1997 we began offering members additional products and services, including personal training, Bally-branded apparel, Bally-branded nutrition products and, beginning in 2003, a nutrition and weight management program which emphasizes effective and sustainable weight loss.

We became a public company in 1996 and have raised capital, which has been used to acquire new clubs, remodel existing clubs and purchase additional or replacement equipment. Between 1997 and 2002, we focused on growth through the acquisition and internal development of new clubs. During that period, we bought or opened 152 new fitness centers. During the period from 2002 through December 31, 2006, we have acquired or opened 23 clubs and sold or closed 58 clubs.

Beginning in 2003, we changed our focus and our business plan, scaling back our club expansion plans and focusing on improving operating margins and cash flows from our existing fitness centers. We first focused on operating efficiencies, enrolling more new members by expanding our membership offerings to include month-to-month and discounted add-on memberships and improving the retention of new members during their critical first 30 days of membership, as well as increasing the training for our employees consistent with the changes in our focus and business plans. The second phase of our business plan centered around implementation of our new club operating model, which calls for each fitness center to be run by a general manager accountable for the profitability of his or her fitness center and for cross-training employees to serve in a variety of positions in our fitness centers so we can achieve optimal staffing profiles. These changes to our business model, when combined with competitive conditions in key markets where well-financed competitors have expanded their operations, have adversely affected our operating results and cash collections. The third phase of our business plan, currently being pursued, is focused on addressing our capital structure in order to reduce leverage and debt service requirements and improve liquidity, which would allow us to invest more of our operating cash flow in fitness equipment for and improvements to our fitness centers. We have begun divesting non-core assets, by means that have included, but are not limited to, the sale of fitness centers. In January 2006, we completed the sale of our Crunch Fitness business and four other high-end fitness centers in San Francisco, including the Gorilla Sports brand. In the fourth quarter of 2006, we entered into three sale/leaseback transactions involving eight of our fitness centers. In June 2007, we completed the sale of substantially all of our Canadian operations. We continue to evaluate strategic alternatives to enhance our liquidity and make necessary investments in our ongoing business.

We reported a loss from continuing operations for each of the years 2002 through 2005, and had modest income from continuing operations in 2006. During the last five years, our primary markets have become more competitive, with well financed competitors entering and opening new fitness centers. At the same time, our ability to invest in our fitness centers has been constrained by our financial condition, particularly as it relates to liquidity. These conditions are expected to persist.

We have a substantial amount of debt. As of May 31, 2007, our total consolidated debt (excluding trade debt) was more than $811 million. We paid over $79 million in interest in 2006, an amount which would be higher in 2007 based on higher levels of outstanding debt. This substantial amount of debt service adversely affected our financial health and business operations by, among other things, limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements; continuing to require that we dedicate a substantial portion of any cash flows from operations and future business opportunities to debt service; and increasing our vulnerability to adverse economic conditions.

Planned Reorganization

Forbearance Arrangements

As a result of our deteriorating financial condition and pending debt requirements, in November 2005 we began considering strategic alternatives. To this end, the Company engaged JP Morgan Securities, Inc. and The Blackstone Group to assist the Company in commencing a process to identify and evaluate strategic alternatives, including without limitation a sale of substantially all of the Company’s assets. This process, which was conducted under the direction of the Strategic Alternatives Committee of the Board, did not result in a strategic transaction. We subsequently retained Jefferies & Company in February 2007 as our financial advisors. In March 2007, certain holders of our Senior Notes and Senior Subordinated Notes formed an Ad Hoc Committee and we began discussions with them with respect to de-leveraging of our balance sheet. In April 2007 we were required to make an interest payment of $14.8 million on our Senior Subordinated Notes. We elected not to make this interest payment and an event of default occurred under the Indenture, dated as of December 16, 1998 between the Company and U.S. Bank National Association, as trustee (the “Senior Subordinated Notes Indenture”), which also triggered an event of default under the Indenture, dated as of July 2, 2003 between the Company and U.S. Bank National Association, as trustee (the “Senior Notes Indenture” and together with the Senior Subordinated Notes Indenture, the “Indentures”).

In April 2007, prior to the Senior Subordinated Note interest payment date, we entered into a Forbearance Agreement (the “Forbearance Agreement”) under the Amended and Restated Credit Agreement between the Company, JP Morgan Chase Bank, N.A., as Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and other Lenders dated October 16, 2006 (the “New Facility”). Under the Forbearance Agreement, the Agent and the Lenders agreed to forbear from exercising any remedies under the New Facility as a result of the cross-default arising as a result of our failure to make the required interest payment on the Senior Subordinated Notes, failure to provide audited financial statements for the fiscal year ended December 31, 2006 and certain other defaults. The Lenders also agreed not to exercise cross-default remedies as a result of defaults under our Senior Notes Indenture and Senior Subordinated Notes Indenture due to our failure to timely file our 2006 Annual report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission. The Forbearance Agreement will terminate on the earlier of July 13, 2007 or the date on which a default occurs which is not a default covered by the Forbearance Agreement, any payment of principal or interest is made on the Senior Subordinated Notes, the commencement of any enforcement action under the indenture governing either the Senior Notes or Senior Subordinated Notes, including acceleration of the Senior Notes or Senior Subordinated Notes, or upon certain challenges to the validity or enforceability of the New Facility or the Forbearance Agreement. The Forbearance Agreement required that we enter into forbearance agreements with respect to defaults under our public indentures with holders of at least a majority of our Senior Notes and at least 75% of our Senior Subordinated Notes.

In May 2007, we entered into a Limited Waiver and Forbearance Agreement (the “Senior Notes Forbearance Agreement”) with holders representing over 80% of the aggregate principal amount outstanding of our Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived the cross-default in connection with our failure to make the required interest payment on the Senior Subordinated Notes and certain other defaults under the Senior Notes Indenture and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. We agreed to pay a one-time cash consent fee of $1.25 per $1,000 principal amount of Senior Notes to holders of the Senior Notes that executed the Senior Note Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.

In May 2007, we also entered into a Limited Waiver and Forbearance Agreement (the “Senior Subordinated Notes Forbearance Agreement”) with holders representing over 80% of the aggregate principal amount outstanding of our Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Agreement, holders of the Senior Subordinated Notes waived the default in connection with our failure to make the April interest payment and certain other defaults under the Senior Subordinated Notes Indenture and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Subordinated Notes also consented to amend certain provisions of the Senior Subordinated Notes Indenture in connection with the waiver of the defaults. We did not pay a consent fee to holders of the Senior Subordinated Notes in connection with the Senior Subordinated Notes Forbearance Agreement.

Solicitation of Votes on the Plan of Reorganization

On June 27, 2007, we commenced a solicitation of votes on the Plan of Reorganization from holders of the Senior Notes and Senior Subordinated Notes. If we receive the requisite votes in favor of the Plan of Reorganization, we intend to file a voluntary prepackaged petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”) in late July 2007. Prior to commencement of the consent solicitation, we entered into a Restructuring Support Agreement with holders of a majority of the Senior Notes and more than 80% of the Senior Subordinated Notes, in which the consenting noteholders agreed to vote in favor of the Plan of Reorganization, on the terms and conditions specified therein. Under certain circumstances, we may file for bankruptcy prior to the end of the solicitation period.

The Plan of Reorganization, which is described in greater detail below, would, if approved, confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Subordinated Notes. Each holder of Senior Subordinated Notes would receive a pro rata share of new subordinated notes (the “New Subordinated Notes”) in the principal amount of approximately 24.8% of their claims, or $80 million, new junior subordinated notes (the “New Junior Subordinated Notes”) in the principal amount of approximately 21.7% of their claims, or $70 million, non-detachable rights to participate in a rights offering for new senior subordinated notes (the “Rights Offering Senior Subordinated Notes”) in the principal amount of approximately 27.9% of their claims, or $90 million, and shares of new common stock representing 100% of the equity in the reorganized company. All existing equity would be cancelled for no consideration.

General Structure of the Plan of Reorganization

The Plan of Reorganization, if consummated, will achieve a consensual de-leveraging of our balance sheet and permit us to become a private company upon emergence from bankruptcy. The Plan of Reorganization includes, among other things, the following key terms:

•	New Facility. The New Facility would be unimpaired. As a condition to effectiveness of the Plan of Reorganization, we will amend and restate (with the consent of the Lenders) or replace the New Facility with a $292 million senior secured credit facility, on terms no less favorable than described in the Plan of Reorganization.

•	Senior Notes. We do not intend to make the cash interest payment due on the Senior Notes on July 15, 2007. The Plan of Reorganization would, if approved, confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each holder of Senior Notes would receive a pro rata share of new senior notes (the “New Senior Notes”) in the principal amount of $247,337,500 with an interest rate of 12 3/8%. The maturity and guarantees of the New Senior Notes would be the same as for the Senior Notes. Upon effectiveness of the Plan, holders of the Senior Notes would receive a fee equal to 2% of the face value of their notes.

•	Senior Notes Indenture. The Senior Notes Indenture would be amended to provide the holders with a “silent” second lien on substantially all of our assets and the assets of our subsidiary guarantors. Under the amended Senior Note Indenture, we would have a permitted debt basket for the New Facility of $292 million, with a reduction for proceeds of asset sales completed after June 15, 2007 that are used to permanently pay down indebtedness under the New Facility and are not reinvested in replacement assets within 360 days after the applicable asset sale. The amended Senior Note Indenture would also permit us to issue, in addition to the Rights Offering Senior Subordinated Notes, an additional $90 million of pay-in-kind senior subordinated notes as described more fully under “Rights Offering” below, after emergence from bankruptcy.

•	Senior Subordinated Notes. Holders of Senior Subordinated Notes would receive, in exchange for their claims, New Subordinated Notes representing approximately 24.8% of their claims, New Junior Subordinated Notes representing approximately 21.7% of their claims, and shares of common stock representing 100% of the equity in the reorganized company, subject to reduction for common stock to be issued to holders of certain other claims. The New Subordinated Notes would mature five years and nine months after the effective date of the Plan of Reorganization and would bear interest payable annually at 13 5/8% per annum if paid in kind or 12% per annum if paid in cash, at our option, subject to a toggle covenant based on specified cash EBITDA and minimum liquidity thresholds.

•	Rights Offering. In addition to the consideration described above, holders of Senior Subordinated Notes would receive non-detachable rights to participate in a rights offering of Rights Offering Senior

Subordinated Notes in principal amount equal to approximately 27.9% of their claims, or $90 million. The Rights Offering Senior Subordinated Notes would rank senior to the New Subordinated Notes and New Junior Subordinated Notes but otherwise have the same terms. Holders of certain other claims against us will be given the opportunity to participate in the rights offering, which, if exercised, would generate incremental proceeds beyond the $90 million to be funded by electing Senior Subordinated Noteholders.

•	Subscription and Backstop Purchase Agreement. On June 27, 2007, we entered into a Subscription and Backstop Purchase Agreement with certain holders of our Senior Subordinated Notes, who have agreed to subscribe for their pro rata share of Rights Offering Senior Subordinated Notes and to purchase any Rights Offering Senior Subordinated Notes not subscribed for in the rights offering. We have agreed to pay a fee to each backstop provider in the amount of 4% of its backstop commitment, subject to a rebate of approximately 80% of such amount if the Plan is consummated.

•	Existing Equity. All existing equity would be cancelled for no consideration.

We expect to continue normal club operations during the restructuring process. If we file the Plan of Reorganization, we would seek to obtain the necessary relief from the Bankruptcy Court to pay the majority of our employee, trade and certain other creditors in full and on time in accordance with existing business terms. Upon effectiveness of the Plan of Reorganization, we would, among other things, amend our charter and by-laws and enter into a stockholders’ agreement and a registration rights agreement with holders of our common shares. In addition, our new Board of Directors will consider adopting a new management long-term incentive plan intended to provide incentives to certain employees to continue their efforts to foster and promote our long-term growth objectives.

If we do not receive the necessary votes in favor of the Plan of Reorganization during the solicitation period, we will evaluate other available options, including filing one or more traditional, non-prepackaged Chapter 11 cases.

Financial Information About Segments

Not applicable.

Business Strategy

We intend to help our members and prospective members achieve their health and wellness goals, and increase our revenue, earnings and cash flow, as well as our profitability, through a company-wide focus on the following items.

Increase membership through continued addition of new members and through improved retention of new and existing members.  We offer prospective members the ability to choose the membership type, amenities and pricing structure they prefer. Prospective members may choose between our multiyear value contract, a month-to-month membership or a paid-in-full annual or multiyear membership. These membership options are presented in a simplified sales process, giving prospective members important choices around membership term, enrollment fee level and monthly payment amount, as well as scope of membership (for example, one club, citywide or national). We believe our membership offerings align with the “consumer choice” mandate prevalent in the retail marketplace. We also believe the choices we offer are an important competitive differentiator in our market space. Our focus is on improving retention rates through new and more focused initiatives to fully engage new members in the full range of our wellness offerings (for example, nutrition programs and nutrition products, weight loss and weight management programs, personal training and group exercise).

Leverage our strong, national “Bally Total Fitness” brand.  Our “Bally Total Fitness” and “Bally Sports Club” brands continue to receive high awareness ratings and high marketing recognition from consumers. We believe that strong marketing support at the local, regional and national levels, with messages focused on our target (and in some cases, underserved) market segments is a key to attracting new and retaining present members. Continuing high-focused market research is the key, we believe, to understanding our present members and to identifying geographic markets and consumer segments that present our best opportunities to add new members. This market research and the resulting creative concepts, selectively tested in appropriate markets, helps maximize the effectiveness of our advertising.

Grow our ancillary revenues.  Our large, valuable membership base of approximately 3.5 million members affords us an opportunity to provide members other value-added products and services to help them achieve their health and wellness goals and increase our revenue per member. We offer a comprehensive and extensive list of products and services to members and, depending on the retail distribution channel, to nonmembers, at our fitness centers, retail stores and through other in-store and internet retail channels. These products and services include Bally-branded nutritional products; licensed personal exercise equipment; personal training; group specialty exercise classes; nutrition and weight management programs; Pilates classes; basic workout apparel, packaged drinks and other fitness-related convenience products sold in our retail locations; and our Bally Total Martial Arts (“TMA”) program, the nation’s largest, and offered in over 40 of our fitness centers. Our national presence with multiple fitness center locations in numerous population centers allows us to “test market” new products and services and delivery methods, providing important insights into the best, most profitable ones to offer before a regional or national rollout. Furthermore, we are pursing other ways to leverage our large member base with other national brands and consumer products with the goal of mutually benefiting our members and the owners of those brands and products, while further increasing our revenue.

Optimize results from and the investment in our national club portfolio footprint.  We have completed a fitness center portfolio review and have determined key markets where we have a leading share and where there is, we believe, considerable growth opportunity. At the same time, we have identified potential non-strategic locations. We are now determining actions from that review. In January 2006, we completed the sale of the chain of health clubs operated under the “Crunch Fitness” brand and certain additional high-end fitness centers in San Francisco, including the Gorilla Sports brand. In the fourth quarter of 2006, we entered into three sale/leaseback transactions involving eight of our fitness centers. We will consider additional sale/leaseback transactions as well as the sale of certain other non-core fitness centers and real estate, to the extent that such sales would reduce leverage, improve operating efficiencies or reduce operating costs. In June 2007, we completed the sale of substantially all of our Canadian operations.

Rationalize and optimize our operating cost structure, consistent with our revenue initiatives, club portfolio actions and improving member experience.  In order to improve our profitability, we will continue to focus on our national, regional and local cost structures, reducing expenses and improving effectiveness where and when appropriate. To this end, in 2006, we reduced our workforce; combined certain functions previously performed in more than one location; eliminated certain management layers; renegotiated rents downward, where possible; closed under-performing clubs; outsourced certain functions; and changed the scale or timing of certain expenditures compared to plans developed earlier in the year in order to improve profitability and conserve liquidity. We also notably improved productivity in certain key business functions, particularly as they relate to member services. Many of these actions were initiated in the second half of 2006 and have already yielded positive results. Actions taken in 2006 are continuing and will continue during 2007 and beyond, and will be expanded around similar or new management actions in order to improve our profitability and liquidity.

Membership Plans

As noted above, our sales strategy modernized our approach to sales and improved customer satisfaction both immediately after new member sign-up, and during the membership period, with the goal of improving our ability to sell memberships, reducing cancellations and improving member retention. Members have the ability to choose the type of membership (paid-in-full, month-to-month or value plan membership) they prefer. Clearly presenting membership type and amenities enables the member to select the combination of services and monthly payment best suited for their individual circumstances. A monthly paying member pays a modest enrollment fee at the time of joining and is given the option to select either a month-to-month plan membership with the flexibility to discontinue their membership at any point upon prior notice or a multi-year commitment value plan membership at a reduced monthly rate. Paid-in-full members pay their membership fees in full for a committed period of time (typically 12-36 months) upon joining. Members may also add amenities to personalize their membership. Amenity choices cover a range of options, including nationwide access to all our clubs, kids club access, martial arts, nutrition and weight management programs and personal training. Availability varies by club and requires the member to pay additional fees, either one-time or monthly. In addition, members may add family and friends to their membership in a variety of ways, including at a discount at the point of sale.

Enrollment fees represent cash received at time of enrollment for membership fees from members who choose a month-to-month or value plan membership. For month-to-month members, the entire membership fee is typically collected at the time of enrollment, while value plan member enrollment fees represent a down payment on the total membership fee. Under our month-to-month plan memberships, the enrollment fee for joining our Bally Total Fitness brand fitness centers, excluding limited special offers and corporate programs, generally ranges from approximately $0 to $249. Under our value plan memberships, the enrollment fee generally ranges from approximately $0 to $199. Month-to-month enrollment fees currently average approximately $120 per membership, and value plan enrollment fees currently average approximately $70 per membership. In addition, value plan members may choose to pay a higher or lower enrollment fee if they agree to pay a correspondingly lower or higher monthly payment amount. Generally, 30% of new value plan members choose to pay an enrollment fee of less than $49 by agreeing to ongoing higher monthly payment amounts.

Monthly payments vary by membership type selected, amenity levels and by whether additional members have been added to the membership. Due to the availability of discounted monthly payments on such add-on contracts, family and friends of primary joining members may be added at monthly rates generally lower than those available for the primary member. Generally during the first two months of 2006, add-on members to value plan memberships were added as nonobligatory members (who may discontinue their membership at any point upon prior notice) while the primary sponsoring member makes payments on an obligatory basis. During the rest of 2006, we sold both obligatory and non-obligatory add-ons to value plan members and believe this will improve the retention of add-on members since obligatory add-ons experience significantly better retention. Single membership monthly payments range from approximately $19 for one club membership plans with minimal amenities to $60 for all club memberships with higher amenity levels. Family add-on members have been added generally for $19 to $24 per month during 2006.

Prior to the fourth quarter of 2004, monthly payments were significantly lower after expiration of the obligatory period (which was generally 36 months). This practice led to member retention rates that were higher than the industry average, but also resulted in lower monthly renewal dues payments generally ranging from $12 to $19 for the majority of members who were no longer in their obligatory period. Beginning in late 2004, our value plan membership agreements generally have not provided for significantly discounted payments after a member’s obligatory period ends. However, some members who purchase their membership with higher enrollment fees and/or higher priced national access memberships do qualify for reduced renewal dues after their initial obligatory term. A similar change in renewal pricing has been implemented in our upscale Bally Sports Clubs locations. Bally Sports Clubs offer memberships similar to Bally Total Fitness brand clubs in terms of enrollment fee and monthly payments, but at higher prices, which generally are $20 per month higher than Bally Total Fitness clubs within the same market. The Sports Clubs membership payments vary depending on the membership program selected and are subject to increases after the obligatory period.

Members who choose the value plan membership may choose to send in payments by mail or sign up for an electronic payment option where the fixed monthly payment is automatically deducted from a checking, savings or credit card account. Over 93% of month-to-month members and over 67% of value plan members pay electronically. Approximately 70% of all our members pay by making recurring electronic payments. Our experience indicates that members who choose the electronic funds transfer method of payment are more likely to make payments than members who do not choose electronic funds transfer.

Products and Services

Our fitness center operations provide a unique platform for the delivery of value-added products and services to our fitness, wellness and weight loss-conscious members. By integrating personal training, nutrition products, and our weight management program into our core fitness center operations, we have positioned the Company as the total source for all of our members’ wellness and fitness needs.

•	Personal Training. We offer fee-based personal training services in most of our fitness centers with approximately 4,800 personal trainers currently on staff. Integrating personal training into select membership programs has helped fuel the growth of this service. All new members are also offered a free first work-out with a personal trainer as an important first step toward fitness at the beginning of their membership. Personal training package services are also offered separately, giving customers a full range of personal training options at the point of sale and beyond. We believe that further penetration into the existing membership base along with new personal training programs will continue to provide revenue growth opportunities in personal training. Our multi-client personal training sessions (small group personal training) are more affordable for our members, and on average, have a margin similar to or greater than one-on-one training.

•	Bally Total Fitness Retail Stores. Our members are a captive market of fitness conscious consumers. Our on-site retail stores have been designed to provide products most needed by our members before, during and after their workout. We have approximately 350 retail locations that sell nutrition supplements, basic workout apparel, packaged drinks and other fitness-related convenience products. In approximately 60 of our highest retail volume fitness centers, our retail stores include a juice bar offering freshly-made performance and recovery shakes and supplement-enhanced nutrition drinks. Beginning in 2006, we initiated a retail store conversion plan that converts our full service retail stores and our lower volume juice bar stores to a format that integrates our retail product sales into the front desk resulting in less retail revenue, a situation expected to continue as the conversion process is completed. At the same time, this reduces the number of items available for sale to focus on higher-volume, higher margin products, and reduces our labor costs. These changes have already improved our retail operating margins. The conversions also free up space in the fitness centers, which we then use for exercise studios and other uses to meet the needs of our members.

•	Bally-branded Nutrition Products. Our strong and well-known brand has allowed us to leverage our reputation, marketing strength and experience in fitness to expand into the large market for nutrition and weight loss products. We currently offer protein powders, energy drinks, energy bars, snack bars, high protein bars, weight loss products, multi-vitamins and meal replacement powdered drink mixes. The Bally nutrition products are categorized into three distinct product lines: weight loss, “Blast” for energy, and “Performance” for sports and fitness. As a policy, we require manufacturers and suppliers of our nutrition products to maintain significant amounts of product liability insurance. To capitalize on the strength of the Bally brand outside our clubs, we also distribute our Bally-branded nutrition products in approximately 3,500 select retail, grocery and drug store outlets, and at selected internet retailers.

•	Nutrition and Weight Management Program. We offer a comprehensive nutrition and exercise program customized to an individual’s unique metabolism. This program combines meal plans, grocery lists, recipes, meal replacement bars and meal replacement shakes to offer a comprehensive weight management program to all Bally members. Using computer-based or manual food logging methods, all participants in Bally’s Total Results Weight Loss Solution can track their progress towards reaching their weight loss goals. Bally’s Total Results Weight Loss Solution allows for the integration of Bally-branded nutrition products into a comprehensive lifestyle, health, nutrition and fitness program.

•	Martial Arts. The Bally Total Martial Arts (“TMA”) program brings martial arts to Bally members and their children. TMA is the nation’s largest corporate martial arts program, currently operating studios in over 40 of our fitness centers in five states. The program earns revenue through membership fees, uniform and shoe sales, instructional materials, belt test fees and tournament fees. We also offer summer camps to our students at an additional charge. We recruit the majority of our program instructors directly from universities in the Republic of Korea. The majority of our teaching staff are internationally certified through the World Taekwondo Federation, the official governing body of Taekwondo worldwide. We plan to continue growing this unique member offering.

Members

We define a member as a person whose membership fees or dues are not delinquent by more than 90 days. Our membership was approximately 3.485 million as of December 31, 2006, down approximately 1% from 3.530 million members at December 31, 2005.

Sales and Marketing

We devote substantial resources to marketing and promoting our fitness centers, products and services. We believe strong marketing support is important to attracting new members at both existing and new fitness centers as well as promoting our various product and service offerings to both new and current members. We also believe that our sales and marketing efforts compliment other in-club actions and programs to improve member retention. The majority of our fitness centers use the branded mark “Bally Total Fitness,” including 9 upscale fitness centers known as “Bally Sports Clubs.” We believe the nationwide use of the service mark enhances brand identity and increases advertising efficiencies.

We operate fitness centers in more than 45 major metropolitan areas representing approximately 62% of the United States population with 300 of our fitness centers located in the top 25 metropolitan areas in the United States. Most of these fitness centers are located near regional, urban and suburban shopping areas and business districts. This concentration of our fitness centers in major metropolitan areas increases the efficiency of our marketing and advertising programs and enhances brand identity and word-of-mouth marketing. In addition, given our broad distribution of fitness centers, we are not dependent upon one customer or group of customers to generate future revenue opportunities. Our highest-volume fitness center accounted for approximately 1% of our net revenues during 2006. Additionally, our market research indicates Bally successfully attracts new members from a diverse variety of market segments in both urban and suburban areas.

We advertise primarily on television and, to a lesser extent, through direct mail, newspapers, telephone directories, radio, outdoor signage, on-line advertising, and other promotional activities. Our advertising programs are both national and local. Our marketing approach and organization, as well as our creative approach is developed to reach multiple customer segments in the 18- to 54-year old demographic. Our national scope of operations also allows us to effectively use national television advertising at a lower cost compared to purchasing these spots on a local basis; we believe this is an important competitive advantage.

Our sales and marketing programs emphasize the benefits of health, physical fitness, nutrition and exercise by appealing to the public’s desire to lose weight, look and feel better, be healthier, experience an improved quality of life and live longer. We believe providing members a solution to their fitness and nutrition needs, along with flexible membership and payment plans, our strong brand identity and the convenience of multiple locations, constitute additional competitive advantages.

Our marketing efforts also include corporate memberships and in-club marketing programs. We sell corporate memberships directly to businesses, as well as directly to their employees through a combination of offsite sales activities and in-club corporate events. Open houses and other monthly in-club activities for members and their guests are used to foster member loyalty and introduce prospective members to our fitness centers. Referral incentive programs are designed to involve current members in the process of new member enrollments and enhance member loyalty. Direct mail and email reminders encourage renewal of existing memberships.

We also attract membership interest from visitors to our internet home page at www.ballyfitness.com and continue to explore ways to use the internet as a customer relationship management tool. Membership inquiries via the internet have become an important source of new members. All internet visitors are encouraged to download a free trial membership, as well as set an appointment for an initial visit. We also use the internet to sell Bally goods and services, as well as a one month trial and, from time to time, month-to-month memberships. Our members also use our website to review account status and pay dues.

We continue to leverage the Bally brand through strategic marketing alliances with key brands. Most recent alliances include Kraft, Unilever, Discovery Health Channel and Discovery Health Education, Rite-Aid, Gap Body, Foot Locker, Fitness Magazine and Real Age. These alliances heighten public awareness of the Company’s fitness centers and provide incremental revenue via endorsements and/or placement fees.

Fitness Centers and Operations

Site selection.  Our objective is to select highly-visible locations with high traffic volume, household density and proximity to other generators of retail traffic. Most of our fitness centers are located near regional, urban and suburban shopping areas and business districts of major cities. Since 2003, our strategy for new club development has been to add clubs to our largest, most profitable markets to reinforce our competitive position in those markets, as well as to take advantage of existing marketing and operating synergies.

Fitness center model.  Our current fitness center model offers those fitness services our members use most frequently, such as well-equipped cardiovascular, strength and free weight training areas along with a wide variety of group exercise classes. These centers, typically 25,000 to 35,000 square feet, have recently averaged approximately 30,000 square feet and cost an average of $3.5 million to construct, exclusive of purchased real estate. We generally invest approximately $600,000 in exercise equipment in a model fitness center.

Fitness center operations.  Our overall goal is to maximize our members’ experiences by combining exercise instruction with nutrition guidance to assist our members in achieving all of their fitness and weight loss objectives. We believe the most effective way to retain members is by successfully assisting them in reaching their fitness goals and experiencing a higher quality of life. We strive to employ friendly, helpful and fitness informed personnel committed to providing a high level of customer service, creating an environment that meets the needs of our members. We staff our fitness centers with well-trained health, fitness and nutrition professionals. Onsite personal trainers are available to assist in the development of a customized training regimen. Our weight management programs and nutrition products are available at all of our domestic fitness centers and are becoming an increasingly important part of our total fitness offering.

Fitness centers vary in size, amenities and types of services provided. All of our fitness centers contain a wide variety of progressive resistance, cardiovascular and conditioning exercise equipment, as well as free weights and stretch areas with small apparatus equipment. Some fitness centers contain amenities such as saunas, steam rooms, whirlpools and swimming pools. Older facilities may contain tennis and/or racquetball courts. Most of our fitness centers also include one or more group exercise studios. Additionally, most of our clubs now have areas specifically designated for personal training.

Franchises.  As of December 31, 2006 pursuant to franchise agreements, five fitness clubs in upstate New York, one fitness club in Baton Rouge, Louisiana and one fitness club in Jacksonville, Florida are operating or will operate in the United States as Bally Total Fitness brand clubs. Internationally, six fitness clubs operate as Bally Total Fitness brand clubs pursuant to franchise agreements — one in the Bahamas, three in South Korea and two in Mexico. Pursuant to a joint venture agreement in which the Company holds a 35% interest with China Sports Industry Co., Ltd., 22 fitness centers are operated in China — one under a joint venture agreement and 21 as franchises.

Member Account Servicing

In addition to having member service representatives at most locations, member services, collection and new and renewal member processing activities are handled at our Norwalk, California national service center, providing continuing efficiencies and cost savings through centralization of these high volume activities. Our members can make monthly membership payments through electronic funds transfer, by mailing a payment to our national service center, by telephone to a customer service agent, via the internet and our interactive voice recognition system (IVR).

All collections for past-due accounts are initially handled internally by our national service center. We systematically pursue past-due accounts by utilizing a series of computer-generated correspondence and telephone contacts. Our power-dialer system assists in the efficient administration of our in-house collection efforts. Based on a set period of delinquency, members are contacted by our collectors. Past due members are generally denied entry to the fitness centers. Delinquent accounts are generally written off after 90 days (for those members who have not made any payments) or 194 days (for those members who have made at least one payment), depending on delinquency history. Accounts written off are reported to credit reporting bureaus and selected accounts are then sold to third-party collection services.

We prioritize our collection approach based on credit scores and club usage, among other criteria, at various levels of delinquency. By tailoring our membership collection approach to reflect a delinquent member’s likelihood of payment, we believe we can collect more of our membership receivables at a lower cost than using outside collection agencies. We use a national bureau for credit scores.

Competition

We operate in a fragmented but highly competitive market. Several of our competitors have access to capital which has fueled their expansion and growth, including entry into key markets served by us. In several cases, these competitors have a more favorable liquidity position than we do. Despite increasing levels of competition, at this time we remain among the largest commercial operators of fitness centers in North America in terms of members, revenues and square footage of our facilities. We are the largest operator, or among the largest operators, of fitness centers in every major market in which we operate fitness centers. Within each market, we primarily compete with other commercial fitness centers; physical fitness and recreational facilities established by local governments, hospitals, and businesses for their employees; the YMCA and similar organizations; and, to a certain extent, with racquet, tennis and other athletic clubs, weight-reduction businesses, and the home-use fitness equipment industry. We also compete, to some degree, with entertainment and retail businesses for the discretionary income of consumers in our target markets. In addition, we face regional competition with increasingly large fitness companies such as 24 Hour Fitness Worldwide, Inc., L.A. Fitness, Inc., Town Sports International Holdings, Inc. (NSDQ: CLUB), Life Time Fitness, Inc. (NYSE: LTM) and Gold’s Gym International, Inc. Other competition comes from new small footprint, lower cost competitors such as Fitness 19, Anytime Fitness and Planet Fitness. We believe our national brand identity, nationwide operating experience, membership options, significant advertising, ability to allocate advertising and administration costs over all of our fitness centers, customized fitness offerings, purchasing power and account processing and collection infrastructure gives us important competitive advantages in our markets.

Competition has increased in certain markets from national and regional competitors expanding their scope of operations, and due to the decrease in the barriers to entry into the market with financing available from, among others, financial institutions, landlords, equipment manufacturers, private equity sources and the public capital markets. We believe several competitive factors influence success in the fitness center business, including convenience, price, customer service, quality of operations, quality and innovative programming as well as the ability to secure prime real estate. We believe we benefit from our strong brand identity, our flexible and affordable membership plans, and our large membership base, although we have been adversely affected by our lack of capital and the aging of our facilities, which affects our ability to compete. We expect the persisting increase in competition from well-financed competitors to continue to have an adverse effect on our business. See Item 1A. — Risk Factors.

Trademarks and Trade Names

The majority of our fitness centers use the service mark “Bally Total Fitness®.” Other facilities operate under the names “Bally Sports Clubssm” and, prior to the June 2007 sale of our Canadian operations, the “The Sports Clubs of Canada®,” which trademark was assigned to Goodlife Fitness Centres, Inc., an Ontario, Canada corporation (“Goodlife”), in connection with the sale. The use of our trademarks and service marks enhances brand identity and increases advertising efficiencies.

Seasonality of Business

Historically, we have experienced greater membership originations in the first quarter and lower membership originations in the fourth quarter. Club use (as measured by club visits) by our members is historically higher in the first quarter and then tends to decrease ratably throughout the remaining quarters to a low in the fourth quarter. Member visits are an important driver of our product and service revenue.

Employees

At December 31, 2006, we had approximately 19,200 employees, 8,800 of which were full-time employees. We are not a party to a collective bargaining agreement with any of our employees. Although we experience high turnover of non-management personnel, historically we have not experienced difficulty in obtaining adequate replacement personnel.

Government Regulation

Our operations and business practices are subject to regulation at federal, state and local levels. The general rules and regulations of the Federal Trade Commission (the “FTC”) and of other federal, state, provincial and local consumer protection agencies apply to our franchising, advertising, sales and other trade practices. State statutes and regulations affecting the fitness industry have been enacted or proposed in all of the states in which we conduct business. Typically, these statutes and regulations prescribe certain forms and regulate the terms and provisions of membership contracts, including:

•	giving the member the right to cancel the contract, in most cases, within three business days after signing;

•	requiring an escrow for funds received from pre-opening sales or the posting of a bond or proof of financial responsibility; and, in some cases,

•	establishing maximum prices and terms for membership contracts and limitations on the financing term of contracts.

In addition, we are subject to numerous other types of federal and state regulations governing the sale, financing and collection of memberships, including, among others, the Truth-in-Lending Act and Regulation Z adopted thereunder, as well as state laws governing the collection of debts. These laws and regulations are subject to varying interpretations by a large number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements and believe our activities are in substantial compliance with all applicable statutes, rules and regulations.

Under so-called “cooling-off” statutes in most states in which we operate, new members of fitness centers have the right to cancel their memberships for a period of three to fifteen days after the date the contract was entered into and are entitled to refunds of any payment made. The amount of time new members have to cancel their membership contract depends on the applicable state law. Further, our membership contracts provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from any Bally fitness center. The specific procedures for cancellation in these circumstances vary according to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation, which may offset any refunds owed.

We are a party to some state and federal consent orders. The consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with those laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with those consent orders.

Our nutritional products, and the advertising thereof, are subject to regulation by one or more federal agencies, including the Food and Drug Administration (the “FDA”) and the FTC. For example, the FDA regulates the formulation, manufacture and labeling of vitamins and other nutritional supplements in the United States, while the FTC is principally charged with regulating marketing and advertising claims.

We are subject to state and federal labor laws governing our relationship with employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Certain job categories are paid at rates related to the federal minimum wage. Accordingly, further increases in the minimum wage would increase labor costs. Our martial arts personnel are generally foreign nationals with expertise in their field and are subject to applicable immigration laws and other regulations.

Other

Because of the nature of its operations, the Company is not required to carry significant amounts of retail inventory either for delivery requirements to its fitness centers or to assure continuous availability of goods from suppliers.

Recent Developments

First Quarter 2007 Operating Trends

Operating trends evident in the business through year end 2006 continued in the quarter ended March 31, 2007. Membership cash collections declined 6 percent (approximately $12 million) compared to the 2006 quarter. We had approximately 79,000 fewer members at March 31, 2007 compared to the year earlier date, a 2% reduction. Further, in the first quarter of 2007, we added approximately 12% fewer new members than in the year earlier quarter. The negative effect of the lower volume was only partially mitigated by higher monthly payment amounts for new member additions in each membership group (value, month-to-month and paid-in-full). Lastly, operating expenses in the first quarter of 2007 were approximately 3% lower than the first quarter of 2006, reflecting management actions taken beginning in the fourth quarter of 2006 and continuing into 2007, and reduced expenses resulting from lower new member originations. These operating trends have continued through the second quarter of 2007.

NYSE Delisting

On May 2, 2007, the NYSE permanently suspended trading of our common stock and delisted the common stock in accordance with Section 12 of the Exchange Act and the rules promulgated thereunder as of June 8, 2007. Since May 2, 2007, our common stock has been quoted on the Pink Sheets Electronic Quotation Service.

Sale of Canada Clubs

On April 24, 2007, our subsidiaries Bally Matrix Fitness Centre Ltd., an Ontario, Canada corporation (“Matrix”), and BTF Canada Corporation, an Ontario, Canada corporation (“BTF,” and together with Matrix, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which, among other things, the Sellers transferred five health clubs and certain related assets located in greater metropolitan Toronto in Ontario, Canada, to Extreme Fitness, Inc., an Alberta, Canada unlimited liability corporation (“Extreme Fitness”). In addition, on April 20, 2007, the Sellers entered into an Asset Purchase Agreement with Goodlife to sell 10 additional health clubs located in greater metropolitan Toronto in Ontario, Canada. The Sellers closed on the agreements with Extreme Fitness and Goodlife on June 1, 2007, realizing net cash proceeds of approximately $18 million. The completion of the transactions resulted in the sale of substantially all of our Canadian operations.

Management Changes

Effective May 31, 2007, Barry R. Elson resigned as Acting Chief Executive Officer of the Company. Mr. Elson is facilitating a transition of his responsibilities by providing consulting services for a 90-day period through August 2007 and by continuing to serve as a member of our Board of Directors (the “Board”). The Board approved a $25,000 monthly stipend to Mr. Elson for such consulting services. Mr. Elson will not receive non-employee director fees during the period he is providing consulting services. We are continuing to search for a permanent Chief Executive Officer.

Effective May 4, 2007, the Board appointed Don R. Kornstein to serve as Chief Restructuring Officer responsible for the oversight and implementation of our restructuring efforts and exploration of strategic options for the Company. Mr. Kornstein reports directly to the Company’s Board, of which he is also a member. The Board approved a $50,000 monthly stipend to Mr. Kornstein in connection with such services, in addition to the $50,000 monthly stipend Mr. Kornstein currently receives for his service as interim Chairman of the Board. Mr. Kornstein will not receive non-employee director fees during the period he is receiving either of these monthly stipends.

Effective June 5, 2007, the Board of Directors appointed Michael A. Feder to serve as our Chief Operating Officer. Mr. Feder is responsible for oversight and management of our operations. Mr. Feder succeeds former Chief Operating Officer John H. Wildman, who remains employed by us as Senior Vice President, Sales and Interim Chief Marketing Officer. On June 5, 2007, we entered into an Agreement for Interim Management and Restructuring Services (the “APS Agreement”) with AP Services, LLC, an affiliate of AlixPartners, LLP (“AlixPartners”), pursuant to which Mr. Feder serves as our Chief Operating Officer.

On June 13, 2007, we entered into a Confidential Settlement Agreement and Mutual General Release with James A. McDonald, who had been employed by us as our Senior Vice President and Chief Marketing Officer since May 2, 2005, providing for the termination of Mr. McDonald’s employment with us effective June 29, 2007.

Item 1A.	Risk Factors

In addition to the factors discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, the following factors may affect our future results. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock and public debt could decline and investors may lose part or all of their investment. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our business or the extent to which any factor, or combination of factors, may impact our financial condition and results of operations.

We may not be able to obtain confirmation of the Plan of Reorganization.

We may not receive the necessary votes in favor of the Plan of Reorganization during the consent solicitation period. Even if we receive the requisite consents from creditors, the Bankruptcy Court must confirm the Plan of Reorganization. A number of factors could result in the Bankruptcy Court not confirming the Plan of Reorganization. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan of Reorganization if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes.

We will not complete the solicitation of votes for the Plan of Reorganization prior to expiration of applicable forbearance agreements.

The Forbearance Agreement, the Senior Notes Forbearance Agreement and the Senior Subordinated Notes Forbearance Agreement terminate on July 13, 2007, while our prepackaged bankruptcy solicitation is not scheduled to expire until July 27, 2007. Upon termination of these forbearance agreements, events of default will occur under the indentures governing the Notes and under the New Facility. If such events of default occur, the lenders under the New Facility and the Trustee under the indentures or the requisite holders of Notes could accelerate the related obligations and exercise any available rights and remedies. While we hope to successfully complete the prepetition solicitation and obtain confirmation of the Plan of Reorganization before any enforcement action is taken by the Lenders or the Trustee or holders of Notes, there can be no assurance that this will occur on the timetable we project. In such event, we would be forced to consider commencing one or more traditional non-prepackaged reorganization cases under Chapter 11 of the Bankruptcy Code, which, as set forth below, would be more protracted and expensive than a prepackaged case.

If we do not receive confirmation of the Plan of Reorganization, we may be forced to incur the additional time and expense of more traditional bankruptcy proceedings.

We maintain a substantial amount of debt, the terms of which require significant interest payments each year. In 2007, we have substantial interest payments due on our Senior Notes in July and interest and principal on the Senior Subordinated Notes in October, and, in light of our current financial position, we did not make the $14.8 million interest payment due on the Senior Subordinated Notes in April 2007 and may not make other such payments. Moreover, access to the liquidity that might subsequently become available under the New Facility may be limited in the future if decreased revenues or increased expenses limit our ability to comply with the financial covenants under the New Facility, which we are required to meet monthly, as described below. In turn, any such events could negatively impact us, including our relations with members, vendors, and suppliers with whom we conduct or may seek to conduct business.

If the Plan of Reorganization is not confirmed and consummated, our capital structure will remain highly leveraged and we will be unable to service our debt obligations or to cure the current defaults thereunder.

Accordingly, we would be forced to evaluate other available options, including filing one or more traditional, non-prepackaged Chapter 11 cases, which would be more protracted and, as a result, more expensive than a prepackaged bankruptcy case.

Even if we receive confirmation of the Plan of Reorganization we cannot assure you that we will have sufficient liquidity to meet all known and unforeseen requirements.

We reported losses from continuing operations for each of the years 2002 through 2005, and modest income from continuing operations in 2006 of $5.6 million. We expect to continue to be affected by increased competition from well-financed competitors and our own limited ability to invest in capital improvements, including new fitness equipment, due to our constrained liquidity and overall financial condition.

We require substantial cash flows to fund capital spending and working capital requirements. Although our liquidity (cash, the unused portions of the Delayed Draw Term Loan and the Revolver) increased by $20.8 million, from $68.9 million to $89.7 million, during 2006, the increased liquidity at December 31, 2006 was primarily due to the $29.1 million unused Delayed Draw Term Loan, which was available at that date to fund capital expenditures and certain improvements. Excluding the effect of the Delayed Draw Term Loan, our liquidity declined $13.3 million in 2006, despite the net proceeds available from the sale of certain clubs and the sale/leaseback transactions in 2006, all of which contributed net proceeds of approximately $33 million after transaction costs, mandatory debt repayments and excluding funds held in escrow. Furthermore, we drew $20.5 million under the Revolver on February 14, 2007 and $19.0 million under the Delayed Draw Term Loan on March 12, 2007, a portion of which was used to finance an equipment purchase of approximately $15.0 million. On June 1, 2007, we received net proceeds of approximately $18 million from the sale of substantially all of our health clubs in Canada. As of June 15, 2007, availability under the facilities was $1.5 million and liquidity was approximately $61 million.

Our liquidity may be negatively affected by various items, including declines in membership revenues, which result in reduced levels of cash collections; changes in terms or other requirements by vendors, including our credit card payment processor; regulatory fines; penalties, settlements or adverse results in securities or other litigations; future consent payments to lenders or noteholders, if required; and unexpected capital requirements. We have been required to provide additional letters of credit and cash deposits to support certain vendors, which has reduced our available liquidity. Although management believes that we have adequate liquidity to pay our ordinary course trade and employee obligations, there can be no assurances that we will have sufficient liquidity to meet our debt or other obligations as and when they become due in the presence of the unfavorable scenarios described in this Form 10-K. If revenue and membership cash collection decreases compared to 2006 get larger, expenses increase or a default occurs under the New Facility (whether directly or as a result of a cross-default to other indebtedness) and we do not have or cannot obtain sufficient liquidity to address any such scenario, we would be unable to continue operating our business. Furthermore, pursuant to the New Facility, our depository accounts are subject to control agreements that give the lenders the right to dominion over our cash on deposit in control accounts if an event of default under the New Facility occurs and is continuing.

If we do not obtain confirmation of the Plan of Reorganization and we are unable to refinance or extend the maturity of our Senior Subordinated Notes and as a result our New Facility terminates, we will not have sufficient liquidity to meet our obligations.

As of May 31, 2007, we had $235 million of outstanding Senior Notes; $300 million of outstanding Senior Subordinated Notes; and $282.2 million in obligations outstanding under the New Facility, including $205.9 million under the term loan portion of the New Facility, $43.6 million under the Revolver (including $20.1 million in letters of credit utilization), and $33 million under the Delayed Draw Term Loan.

The Senior Subordinated Notes mature on October 15, 2007. The New Facility will terminate on October 1, 2007 in the event that the Senior Subordinated Notes have not been refinanced on or before October 1, 2007. Further, we have substantial interest payments due on the Senior Notes in July 2007 and interest and principal on the Senior Subordinated Notes in October 2007.

We will not have sufficient liquidity if we do not receive the necessary approvals of the Plan of Reorganization and we are unable to refinance or restructure the Senior Subordinated Notes and the New Facility terminates on

October 1, 2007 as a result. If this occurs, we will not have access to cash through the Revolver and the Delayed Draw Term Loan, and amounts outstanding under the New Facility will become immediately due and payable. If the lenders do not extend the maturity of the New Facility or we are unable to obtain additional liquidity, we will not have sufficient liquidity to operate our business and will be unable to satisfy the obligations under the New Facility when due. If such events were to occur, the trustee under the applicable indenture or the requisite holders of Notes could accelerate the related obligations and exercise any other available rights and remedies, and we would be unable to satisfy those obligations. In addition, we could determine not to make interest payments under one or both classes of Notes when due, and the resulting default would trigger cross-defaults under the other class of Notes as well as under the New Facility. If such a default were to occur, the lenders under the New Facility and the trustee under the applicable indenture or the requisite holders of Notes could accelerate the related obligations and exercise any other available rights and remedies, and we would be unable to satisfy those obligations. As described above, other events, such as reduced levels of cash collections, changes in vendor terms, penalties, or unexpected capital requirements, could also affect our ability to meet our obligations and continue operating our business.

Without the protection of the Bankruptcy Court, our inability to comply with covenants under the New Facility and indentures governing our Senior Notes and Senior Subordinated Notes could cause our lenders to accelerate our debt.

The New Facility requires us to meet certain minimum cash EBITDA and minimum liquidity tests on a monthly basis, as such tests are defined in the New Facility. If we are unable to comply with these covenants, a default would occur under the New Facility, which, if the indebtedness thereunder is accelerated, could also result in a cross-default under the Indentures. Upon a default under the New Facility, we would not have access to the Revolver and the Delayed Draw Term Loan, and the lenders would be entitled to exercise any available rights and remedies, including their right to exercise dominion over our cash on deposits in control accounts.

In addition, the New Facility and the Indentures contain covenants that include, among other things, timely financial reporting requirements and restrictions on incurring, making or entering into additional indebtedness, liens, certain types of payments (including common stock dividends and redemptions and payments on existing indebtedness), investments, asset sale and sale and leaseback transactions. We failed to comply with our reporting covenants during 2004, 2005, and the first two quarters of 2006. However, we obtained waivers of the reporting covenants for those periods and filed the required reports within the agreed extended period. As we did not file this Form 10-K by March 16, 2007, and as a result were unable to file our quarterly report on Form 10-Q for the first quarter of 2007, we have been in default under the financial reporting covenants under the Indentures. Pursuant to the New Facility, the cross-default period is 28 days from any financial reporting default notices received under the Indentures. In addition, a default occurred under the New Facility as a result of our failure to deliver certain financial information, including audited financial statements, to the lenders by April 2, 2007. On April 12 and May 14, 2007, we entered into forbearance agreements related to these and other defaults with our lenders under the New Facility and the requisite noteholders under the Indentures, respectively. Refer to Item 1 — Business — Planned Reorganization for a description of these agreements. There can be no assurances that we will be able to comply with the reporting covenants under the New Facility and the Indentures in the future. If we do not receive the necessary approvals of the Plan of Reorganization and we are unable to file our periodic reports on a timely basis, and we cannot obtain additional consents from our noteholders and lenders and an event of default or cross-default occurs under the Indentures, the lenders under the New Facility, the trustee under the applicable indenture or the requisite holders of Notes could accelerate the related obligations and exercise any other available rights and remedies. In such an event, we would be unable to satisfy those obligations.

Under the terms of our Plan of Reorganization, we expect our existing stockholders’ investment to be extinguished and intend to become a “private company.”

If our Plan of Reorganization is confirmed and implemented, existing common stock will be cancelled and current stockholders will receive no distribution or other consideration in exchange for their shares. In connection with the Plan of Reorganization, we intend to deregister our existing securities under the Exchange Act and become a “private company” upon our emergence from Chapter 11. After such time, our obligation to file reports and other information under the Exchange Act, such as Forms 10-K and 10-Q, will be terminated.

Our liquidity position imposes significant risks to our operations.

Our management has devoted significant time to addressing our liquidity needs and will continue to do so. We cannot predict whether we will receive the necessary consents to our Plan of Reorganization. If we do receive the requisite consents and file a Chapter 11 case, we cannot predict when the Plan of Reorganization would be confirmed by the Bankruptcy Court or when we would emerge from bankruptcy. If our bankruptcy is protracted, our ability to continue operating in bankruptcy as a going concern and to emerge from bankruptcy will depend upon management’s ability to balance time and effort dealing with the reorganization and business operations at the same time in a prolonged continuation of our Chapter 11 case.

In addition, the timing of our financial restructuring and Plan of Reorganization may affect our relationships with our creditors, members, suppliers and employees. We may not be able to obtain additional financing, either as debtor-in-possession or otherwise, on commercially favorable terms. While we expect to continue normal club operations during our financial restructuring, member perception of our continued viability may affect the rate of new memberships and membership renewals. Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with our suppliers may become impaired. We may also have difficulty maintaining our ability to attract, motivate and retain management and other key employees. Failure to maintain any of these important relationships could adversely affect our business, financial condition and results of operations.

We may not be able to attract or retain a sufficient number of members to maintain or expand the business.

During each of the last two fiscal years, our number of members declined. We had 3,593,000 members on December 31, 2004, 3,530,000 members on December 31, 2005, and 3,485,000 members on December 31, 2006. The profitability of the Company’s fitness centers is dependent, in large part, on the Company’s ability to originate and retain members. Numerous factors have affected the Company’s membership origination and retention at its fitness centers and that could lead to a further decline in member origination and retention rates in the future, including the inability of the Company to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas where the Company’s fitness centers are located, delayed reinvestment into aging clubs, and the public’s level of interest in fitness and general economic conditions. Additionally, our announcements regarding the Company’s plans to commence a Chapter 11 bankruptcy case may cause public perception of the Bally brand to deteriorate, and lead to further membership declines. As a result of these factors, there can be no assurance that the Company’s membership levels will be adequate to maintain the business or permit the expansion of its operations. See Item 1 — Business — Business Strategy.

We may not be able to continue to compete effectively in the future.

We expect the persisting increase in competition to continue to have an adverse effect on our business, liquidity, financial condition and results of operations. In addition, the constraints on our liquidity have limited our ability to invest our operating cash flow in improvements to our fitness centers and address the aging of our facilities, which may affect our ability to compete. Public perception of our declining liquidity, financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may result in additional decreases in cash membership revenues (particularly those associated with longer term membership contracts) and increases in member attrition. In addition, if liquidity problems persist, our suppliers could refuse to provide key products and services in the future. Continuing liquidity concerns could also negatively affect our relationship with employees by decreasing productivity and increasing turnover.

We may lose the ability to deduct net operating loss carryforwards.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income in any year net operating losses carried forward from prior years. On September 28, 2005, we underwent an “ownership change” (a “Section 382 Ownership Change”) for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).

As a result of the Section 382 Ownership Change in 2005, the use of our federal tax loss carryforwards from periods preceding the 2005 Section 382 Ownership Change is subject to a significant annual limitation under Section 382. We have net operating loss carryforwards of approximately $790 million as of December 31, 2006, approximately $115 million of which are not currently subject to any annual limitation under Section 382. Our ability to deduct net operating loss carryforwards could be subject to further limitation if we were to undergo an additional Section 382 Ownership Change. There can be no assurances that future restructuring actions by us (including through a reorganization under Chapter 11) or actions by third parties, including dispositions of existing shareholdings, will not trigger a Section 382 Ownership Change resulting in a significant limitation on our ability to deduct net operating loss carryforwards in the future.

In connection with confidentiality arrangements between us and each of Liberation Investment Group, LLC and Pardus European Special Opportunities Master Fund LP, we have provided each such stockholder with certain certifications, which enabled trading in our securities by such stockholders as of the close of business on March 15, 2007. Any significant trading activity in our common stock by these stockholders could trigger a Section 382 Ownership Change.

Non-compliance with Payment Card Industry Data Standards could adversely affect our business.

Similar to others in the retail industry, we are currently not fully compliant with new Payment Card Industry Data Security Standards. We are working cooperatively with our third party assessor, our payment processor and our primary credit card companies to become compliant with these standards and analogous state law requirements. In late 2007, we will become subject to monthly fines, which will continue to be assessed until we are fully compliant. Further, we face the possible loss of our ability to accept credit cards for the payment of memberships and/or the sale of products and services until we are fully compliant. The inability to accept credit cards would have a material adverse impact on our business and results of operations.

Weaknesses in our internal controls and procedures could have a material adverse effect on us.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In making its assessment of internal control over financial reporting as of December 31, 2006, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses contributed to the restatements of our consolidated financial statements for 2002 and 2003, the adjustment to accumulated deficit as of December 31, 2002, and the restatements of the 2005 condensed quarterly financial statements. We cannot assure you further restatements or adjustments may not be required in the future.

Management determined that 11 material weaknesses in our internal control over financial reporting existed as of December 31, 2006. See Item 9A — Controls and Procedures for a description of these material weaknesses and the plan for remediation.

Due to the existence of these material weaknesses, management concluded we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria in the “Internal Control — Integrated Framework.” Further, the material weaknesses identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We have developed a remediation plan and have begun to implement remediation measures, each of which is designed to remediate the material weaknesses in our internal controls over the next two years (See Item 9A — Controls and Procedures). We cannot assure you as to when the remediation plan will be fully implemented, nor can we assure you that additional material weaknesses will not be identified by our management or independent accountants in the future. We have incurred and will continue to incur substantial expenses relating to the remediation of material weaknesses in our internal controls identified in our management assessment. These expenses may materially and adversely affect our financial condition, results of operations and cash flows. In addition, even after the remedial measures discussed in Item 9A — Controls and Procedures are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Any adverse outcome of investigations currently being conducted by the SEC or the U.S. Attorney’s Office could have a material adverse impact on us, on the trading prices of our securities and on our ability to access the capital markets.

We are cooperating with investigations currently being conducted by the SEC and the U.S. Attorney’s Office. We cannot currently predict the outcome of either of these investigations, which could be material. Nor can we predict whether any additional investigation(s) will be commenced or, if so, the impact or outcome of any such additional investigation(s). Until these existing investigations and any additional investigations that may arise in connection with the historical conduct of the business are resolved, the trading prices of our securities may be adversely affected and it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurs in any such investigation, we could be required to pay civil and/or criminal fines or penalties, or be subjected to other types of sanctions, which could have a material adverse effect on our operations. Fines, penalties or settlements could also result in a default under our New Facility. The trading prices for our securities or our ability to access the capital markets and our business and financial condition could be further materially adversely affected.

The impact of ongoing purported securities class action, derivative and insurance-related litigation may be material. We are also subject to the risk of additional litigation and regulatory action in connection with the restatement of our consolidated financial statements. The potential liability from any such litigation or regulatory action could adversely affect our business.

In 2004, we restated our consolidated financial statements for the fiscal year ended December 31, 2003 and 2002. In connection with these restatements, we and certain of our former officers and directors have been named as defendants in a number of lawsuits, including purported class action and stockholder derivative suits and suits by individuals from whom we purchased health club businesses with shares of our common stock. We cannot currently predict the impact or outcome of these litigations, which could be material. The continuation and outcome of these lawsuits and related ongoing investigations, as well as the initiation of similar suits and investigations, may have a material adverse impact on our results of operations and financial condition.

In addition, we were named as defendants in actions by several insurers to rescind and/or to obtain a declaration that no coverage is afforded by certain of our excess directors and officers liability insurance policies for the years in which the class action and derivative claims were made. We believe that these actions are without merit and have vigorously defended them and will continue to do so. The Court granted our motions to dismiss two such lawsuits in 2006 and denied a motion in a similar suit in 2007. Despite the dismissal of its case, we have not received any payments from RLI Insurance Company for invoices that we have tendered in respect of outstanding claims. Moreover, we cannot currently predict the impact or outcome of the remaining outstanding litigation, nor can we ensure that we will be able to maintain both our primary and excess directors and officers liability insurance policies, the loss of either of which could be material. The continuation and outcome of these lawsuits, as well as the initiation of similar suits, may have a material adverse impact on our results of operations and financial condition.

As a result of the restatements of our consolidated financial statements described herein, we could become subject to additional purported class action, derivative or other securities litigation. As of the date hereof, we are not aware of any additional litigation or investigation having been commenced against us related to these matters, but we cannot predict whether any such litigation or regulatory investigation will be commenced or, if it is, the outcome of any such litigation or investigation. The initiation of any additional securities litigation or investigations, together with the lawsuits and investigations described above, may also harm our business and financial condition.

Until the existing litigation and regulatory investigations, any additional litigation or regulatory investigation, and any claims or issues that may arise in connection with the historical conduct of the business are resolved, it may be more difficult for us to raise additional capital or incur indebtedness or other obligations. If an unfavorable result occurred in any such action, our business and financial condition could be further adversely affected.

For a further description of the nature and status of these legal proceedings, see Item 3 — Legal Proceedings.

We are subject to various other litigation risks, including class actions that could have a material adverse impact on us.

We are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date, we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operations. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition.

From time to time we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business, including claims that may be asserted against us by members, their guests or our employees. We cannot assure you that we will be able to maintain our general liability insurance on acceptable terms in the future or that such insurance will provide adequate coverage against potential claims.

We are subject to extensive government regulation. Changes in these regulations could have a negative effect on our financial condition and operating results.

Our operations and business practices are subject to federal, state and local government regulations in the various jurisdictions where our fitness centers are located and where our nutritional products are sold, including:

•	general rules and regulations of the FTC, state and local consumer protection agencies and state statutes that prescribe provisions of membership contracts and that govern the advertising, sale, financing and collection of membership fees and dues;

•	state and federal wage and labor laws;

•	state and local health regulations; and

•	federal regulation of health and nutritional supplements.

We are also a party to several state and federal consent orders. These consent orders essentially require continued compliance with applicable laws and require us to refrain from activities not in compliance with such applicable laws. From time to time, we make minor adjustments to our operating procedures to remain in compliance with applicable laws and we believe our operations are in material compliance with all applicable statutes, rules and regulations. Our failure to comply with these statutes, rules and regulations may result in fines or penalties. Penalties may include regulatory or judicial orders enjoining or curtailing aspects of our operations. It is difficult to predict the future development of such laws or regulations, and although we are not aware of any material proposed changes, any changes in such laws could have a material adverse effect on our financial condition and results of operations.

Our success depends in significant part upon the continuing service of management and our ability to attract and retain a sufficient number of qualified personnel to meet our business needs.

Our success depends in significant part upon the continuing service and capabilities of our management team. The failure to retain management could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On August 11, 2006, we announced the departure of Paul A. Toback as our Chairman, President and Chief Executive Officer, and the appointment of Don R. Kornstein as interim Chairman and Barry R. Elson as Acting Chief Executive Officer. Effective May 4, 2007, the Board appointed Mr. Kornstein to serve as Chief Restructuring Officer responsible for the oversight and implementation of our restructuring efforts and exploration of strategic options. Effective May 31, 2007, Mr. Elson resigned as Acting Chief Executive Officer. Mr. Elson will continue to serve in a consulting capacity through August 31, 2007. Messrs. Kornstein and Elson remain as members of the Board of Directors. The Board of Directors is currently conducting a search for a permanent Chief Executive Officer. We cannot assure you that we will be able to identify and hire a permanent Chief Executive Officer. Even if we are successful at finding and hiring a suitable Chief Executive Officer, leadership transitions can be inherently difficult to manage and may cause disruption to our business or some turnover in our workforce or management team.

We will continue to incur an indeterminable amount of expense for support of external investigations and the development and implementation of improved internal controls and procedures.

The external investigations into our business practices have extended over a number of years and we are uncertain when the investigations will be completed. For as long as the investigations are ongoing, we will continue to incur incremental legal and other expenses and our management personnel and staff will be required to devote time gathering information and responding to questions raised by persons conducting the investigations. In addition, remediating our inadequate internal controls has required substantial time and effort on the part of our personnel and will continue to do so. We cannot predict the ultimate cost of the time we will need to devote to the investigations into and remediation of our internal control procedures.

Our trademarks and trade names may be misappropriated or subject to claims of infringement.

We attempt to protect our trademarks and trade names through a combination of trademark and copyright laws, as well as licensing agreements and third-party nondisclosure agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive office is located in leased office space (approximately 70,000 square feet) in an office park in Chicago, Illinois. We also lease space in Norwalk, California for our national service center, and Towson, Maryland primarily for our information systems.

The following table sets forth information concerning the fitness centers we operate:

	Bally	Upscale
	Total Fitness	Branded
	Clubs	Clubs	Total

Total Clubs as of December 31, 2003	359	58	417
Clubs opened during 2004	6	0	6
Clubs acquired during 2004	1	0	1
Clubs closed during 2004	(7)	(1)	(8)
Converted	4	(4)	0

Total Clubs as of December 31, 2004	363	53	416
Clubs opened during 2005	1	0	1
Clubs closed during 2005	(7)	(1)	(8)
Converted	2	(2)	0

Total Clubs as of December 31, 2005	359	50	409
Clubs opened during 2006	2	0	2
Clubs closed during 2006	(5)	(1)	(6)
Clubs sold during 2006	(4)	(26)	(30)
Converted	5	(5)	0

Total Clubs as of December 31, 2006	357	18	375 *

Clubs operated as of December 31, 2006
Owned	41	1	42
Leased	316	17	333

Total	357	18	375

*	As of June 1, 2007, we sold 15 of our 16 Canadian clubs.

Gross square footage as of December 31:
2004	12,667,649
2005	12,565,209
2006	11,827,536

The leases for fitness centers we have entered into in the last five years generally provide for an initial term of 15 years. Most leases include at least one five-year option to renew and often include two or more such options.

Substantially all of our properties are subject to liens under the New Facility or other mortgages.

The table below lists the number of clubs we operated at December 31, 2006 in the top 25 U.S. markets (based on TV households, as ranked by Nielsen Media Research) and Toronto, Canada:

Rank	Designated Market Area	Total Clubs

1	New York	35
2	Los Angeles	42
3	Chicago	27
4	Philadelphia	13
5	San Francisco-Oakland-San Jose	13
6	Dallas-Ft. Worth	16
7	Boston	10
8	Washington D.C.	12
9	Atlanta	8
10	Houston	15
11	Detroit	14
12	Seattle-Tacoma	14
13	Tampa-St. Petersburg	4
14	Phoenix	8
15	Minneapolis-St. Paul	7
16	Miami-Ft. Lauderdale	13
17	Cleveland	9
18	Denver	7
19	Orlando-Daytona Beach	5
20	Sacramento-Stockton	0
21	St. Louis	4
22	Pittsburgh	4
23	Portland, OR	12
24	Baltimore	5
25	Indianapolis	3
	Toronto, Canada	16	*

	Sub-total	316
	All other markets	59

	Total clubs	375

*	Sold 15 clubs as of June 1, 2007.

Item 3.	Legal Proceedings

Putative Securities Class Actions

Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Exchange Act, as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004, and adding the Company’s former outside audit firm, Ernst & Young LLP as an additional defendant. On July 12, 2006, the Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety, without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006. Defendants filed motions to dismiss the amended complaint on September 28, 2006. On February 20, 2007 the Court issued a Memorandum Opinion and Order dismissing claims against all defendants with prejudice. Plaintiffs filed a Notice of Appeal on March 23, 2007. On April 18, 2007, the Court granted Plaintiff’s unopposed Motion to Suspend Briefing, suspending briefing pending a ruling by the United States Supreme Court regarding the Seventh Circuit’s standard for pleading scienter in Makor Issues & Rights v. Tellabs and directing the parties to file position statements within 14 days of the issuance of the Supreme Court’s decision. The Supreme Court’s decision was issued on June 21, 2007. It is not yet possible to determine the ultimate outcome of this action.

Stockholder Derivative Lawsuits in Illinois State Court

On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally, John Rogers, Jr., Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. Shortly before oral argument on that motion, the parties executed a Memorandum of Understanding memorializing a settlement in principle of all claims. On May 18, 2007, the Court entered a Preliminary Order provisionally approving the Stipulation of Settlement subject to notice and a hearing on June 19, 2007. On June 19, 2007, the Court entered a final order approving the parties’ settlement and dismissing the action with prejudice.

Stockholder Derivative Lawsuits in Illinois Federal Court

On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. On March 27, 2007, the Court entered an order indicating its intention to convert the Company’s motion to a motion for summary judgment and requiring the Company to file a new motion and brief, which the Company did on April 13, 2007. That motion is currently pending. On June 18, 2007, the Company and plaintiffs reached an agreement in principle to resolve the action. It is not yet possible to determine the ultimate outcome of this action.

Individual Securities Action in Illinois

On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiff’s complaint alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendant’s motions to dismiss on statute of limitations issues. On September 29, 2006, the Court granted defendant’s motion to dismiss plaintiff’s Section 18 claim as untimely, denied the motion as to Sections 10(b) and 20(a), dismissed Ernst & Young, LLP as a defendant and granted plaintiff leave to amend his complaint. An amended complaint was filed on November 3, 2006. The Company filed a motion to dismiss the amended complaint on January 5, 2007. On April 2, 2007, the Court granted the Company’s motion and dismissed the case with prejudice. Plaintiff did not file a timely Notice of Appeal of this dismissal, but instead filed a new action in the Circuit Court of Cook County, Illinois, Case No. 07 L 4280, asserting only claims for common law fraud and under the Illinois Consumer Fraud and Deceptive Practices Act. The Company has not yet answered the complaint. It is not yet possible to determine the ultimate outcome of this action.

Lawsuit in Oregon

On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.

On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006. On July 27, 2006, the presiding Magistrate Judge issued proposed Findings and Conclusions recommending that summary judgment be entered in favor of all defendants on all remaining claims. The parties thereafter reached agreement under which plaintiffs would dismiss their case without appealing the Magistrate Judge’s recommendation. The parties executed a final Settlement Agreement on October 16, 2006, and final judgment dismissing the action with prejudice was entered on November 26, 2006.

Lawsuit in Massachusetts

On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al., Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003 by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for shares of Bally stock. The 2005 complaint asserted new claims against the Company for violation of state and federal securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago.

Plaintiffs’ claims are brought against the Company and its former Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. All remaining claims were dismissed with prejudice pursuant to a confidential stipulation of settlement, which was filed on November 3, 2006.

Securities and Exchange Commission Investigation

In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Department of Justice Investigation

In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Demand Letters

On December 27, 2004, the Company received a stockholder demand that it bring actions or seek other remedies against parties potentially responsible for the Company’s accounting errors. The Board appointed a Special Demand Evaluation Committee consisting of three independent directors to evaluate that request. On June 21, 2005, the Company received a second, substantially similar, stockholder demand, which the Special Demand Evaluation Committee also evaluated along with the other stockholder demand. The Special Demand Evaluation Committee retained independent counsel, Sidley & Austin LLP, to assist it in evaluating the demands.

On March 10, 2006, the Company’s Board of Directors accepted the recommendation of its Special Demand Evaluation Committee that no further action be taken at this time against any current or former officers or directors of the Company regarding the matters raised in the two shareholder demand letters. The Committee’s recommendation, based on the report of its independent counsel and adopted by the Board of Directors, was based on consideration of a variety of factors, including (i) the nature and strength of the Company’s potential claims; (ii) defenses available to the officers and directors; (iii) potential damages and resources available to satisfy any damages award; (iv) the Company’s indemnification and advancement obligations under its charter, bylaws, and individual agreements; (v) potential expenses to the Company and potential counterclaims arising from the pursuit of potential civil claims; and (vi) business disruption and employee morale issues.

Insurance Lawsuits

On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc. n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the

Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requested the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006. The motion to dismiss was granted on September 11, 2006.

On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requested the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. Defendants filed motions to dismiss or stay the proceedings on July 10, 2006, and a motion for advancement of defense costs and to compel interim funding on October 20, 2006. On November 16, 2006, the Court granted Defendants’ motion to dismiss.

On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10 million limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006. On April 26, 2007, the Court denied Defendant’s motion. On June 8, 2007, plaintiff filed a motion for summary judgment, which motion remains pending. On June 11, 2007, the Company filed its answer and counterclaims to Great American’s complaint for rescission, as well as a third-party complaint against RLI Insurance Company and other third party defendants. It is not yet possible to determine the ultimate outcome of the insurance litigation.

Other

The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.

In addition, we are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operations. However, we cannot assure you that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition or results of operations. See Item 1 — Business — Government Regulation and Item 1A — Risk Factors.

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders held on December 19, 2006

At the Annual Meeting of Stockholders held December 19, 2006, Don R. Kornstein was reelected as a director of the Company. Eric Langshur, Barry R. Elson and Charles J. Burdick continued as directors of the Company after the meeting.

In addition, the Company’s proposal to adopt the 2007 Omnibus Equity Compensation Plan was approved and the proposal to ratify the appointment of KPMG LLP as independent auditor was approved.

The votes were as follows, with holders of 35,710,851 shares of Common Stock represented in person or by proxy out of 41,286,512 shares outstanding on the record date:

Nominee	Votes Cast For	Votes Withheld

Don R. Kornstein	35,206,915	503,936

Proposal	For	Against	Abstain

2007 Omnibus Equity Compensation Plan	21,446,772	958,729	71,682
KMPG LLP as Independent Auditor	35,289,120	359,346	62,385

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2007, our common stock was traded on the NYSE under the symbol “BFT”. The following table sets forth, for the periods indicated, the high and low quarterly sales prices for a share of our common stock as reported on the NYSE through May 1, 2007, and on an over-the-counter basis thereafter.

	High	Low

2005:
First quarter	$4.72	$3.06
Second quarter	3.85	2.86
Third quarter	4.73	2.90
Fourth quarter	7.95	4.40
2006:
First quarter	$9.92	$6.14
Second quarter	9.61	6.75
Third quarter	7.15	1.46
Fourth quarter	2.99	1.52
2007:
First quarter	$2.50	$0.52
Second quarter (through June 15, 2007)	1.25	0.27

As set forth above in “Recent Events,” the NYSE has delisted our common stock. Our common stock continues to be traded on an over-the-counter basis under the symbol “BFTH” and market maker quotations are displayed on the Pink Sheets Electronic Quotation Service.

As of May 31, 2007, there were 6,846 holders of record of our common stock.

We have not paid a cash dividend on our common stock since we became a public company in January 1996 and do not anticipate paying dividends in the foreseeable future. The terms of our New Facility restrict us from paying dividends without the consent of the lenders during the term of the agreement. In addition, the indentures for our Senior Notes and Senior Subordinated Notes generally limit dividends paid by us to the aggregate of 50% of consolidated net income, as defined, earned after January 1, 1998 and the net proceeds to us from any stock offerings and the exercise of stock options and warrants.

On October 18, 2005, our Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”), authorized a new class of and issuance of up to 100,000 shares of Series B Junior Participating Preferred Stock, and declared a dividend of one preferred share purchase right (the “Right”) for each share of Common Stock held of record at the close of business on October 31, 2005. Each Right, if and when exercisable, entitled its holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at a price of $13.00 per one one-thousandth of a Preferred Share subject to certain anti-dilution adjustments. The Rights Plan terminated pursuant to its terms on July 15, 2006.

Repurchases of Common Stock

We do not regularly repurchase shares nor do we have a share repurchase program. Furthermore, the terms of our New Facility generally do not allow us to repurchase common stock without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.

COMPARISON OF 65 MONTH CUMULATIVE TOTAL RETURN*
Among Bally Total Fitness Holding Corporation, The S&P 500 Index
And The Russell 2000 Consumer Discretionary Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06	5/07
Bally Total Fitness Holding Corporation	100.00	32.88	32.47	19.67	29.13	11.36	3.71
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03	146.87
Russell 2000 Consumer Discretionary	100.00	81.69	116.04	138.45	139.50	160.53	176.94

Item 6.	Selected Financial Data

The information set forth below should be considered in the context of the following overall trends and factors:

•	The Company’s financial and liquidity positions have been deteriorating and are expected to continue to deteriorate. This situation reflects several factors discussed in this Form 10-K.

•	The Company does not have sufficient operating cash flows to meet its expected needs for working capital, capital investment in operations, interest expense and debt repayments through December 31, 2007. The Company did not make the interest payment of $14.8 million due April 16, 2007 on its Senior Subordinated Notes; the $300 million principal obligation matures in October 2007.

•	The Company reported losses from continuing operations for the years 2002 through 2005. Income from continuing operations for 2006 was a modest $5.6 million. Impairment charges in 2006 associated with goodwill and long-lived assets were $39.8 million and were $62.9 million in the three-year period 2004 through 2006. The primary drivers of these impairment charges are the declining projections of future operating cash flow.

•	The Company’s revenue recognition policies require the deferral of a majority of membership cash payments to be recognized in subsequent periods over the expected membership term of members. As a result, revenue recognition does not reflect current cash collection trends. Additionally, the level of our deferred revenue is highly sensitive to changes in estimated membership term. Negative attrition expectations result in downward adjustments of deferred revenue which are reflected in larger amounts of recognized revenue. The Company’s change in estimated term length effected in the fourth quarter of 2006 resulted in a reduction of deferred revenue of $71.0 million and increased reported revenue by the same amount.

•	The Company’s total membership cash collections declined in each quarter of 2006 when compared to the prior year levels. Total 2006 membership cash collections were $757.6 million, down $25.4 million from 2005 collections of $783.0 million. Approximately $10.9 million (43%) of the year-over-year decline in total membership cash collections occurred in the fourth quarter of 2006.

•	The Company’s primary markets have become more competitive, with competitors opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its deteriorating financial and liquidity condition.

The following selected financial data reflects certain results of operations and certain balance sheet data for the years ended 2002 to 2006. The data below should be read in conjunction with, and is qualified by reference to

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share, per member and fitness center data)

Statement of Operations Data(1), (2)
Net revenues	$1,059,051	$1,003,841	$974,498	$931,906	$868,853
Impairment of assets, goodwill and other intangibles	39,720	11,335	11,724	14,325	18,095
Interest expense	101,859	85,329	67,201	62,585	59,671
Other income (expense), net(3)	(5,836)	958	(420)	(108)	165
Income (loss) from continuing operations	5,564	(5,558)	(30,273)	(42,201)	(91,297)
Income (loss) from continuing operations per share:
Basic income (loss) per share(4)	$0.14	$(0.16)	$(0.92)	$(1.29)	$(2.84)
Balance Sheet Data(1)
Total assets	$396,771	$495,099	$502,459	$551,236	$658,172
Long-term debt, less current maturities(5)	247,434	756,304	737,432	704,678	721,933
Current maturities of long-term debt(5)	513,913	13,018	22,127	25,393	29,358
Stockholders’ deficit	(1,400,422)	(1,463,686)	(1,472,125)	(1,442,957)	(1,336,905)
Operating Data
Total membership cash collections	$757,630	$783,055	$774,895	$787,176	$807,638
Average monthly membership cash received per member(6)	17.74	18.02	17.75	18.13	19.00
Average number of members(6)	3,559	3,622	3,639	3,618	3,543
Number of members at end of period	3,485	3,530	3,593	3,562	3,538
Net members added (dropped)	(46)	(62)	31	24	(10)
Fitness centers open at end of period	375	409	416	417	410

(1)	The financial data as of December 31, 2006, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2006 are derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. The financial data as of December 31, 2003 and for the years ended December 31, 2003 and 2002 is derived from audited consolidated financial statements issued in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The financial data as of December 31, 2002 is derived from unaudited consolidated financial statements not presented separately herein.

(2)	As a result of the sale of Crunch Fitness in 2006, the operating results of Crunch have been treated as a discontinued operation for all periods presented.

(3)	In 2006, the Company recorded a $7.7 million loss on debt extinguishment related to obtaining its New Facility. Other income and expense items include foreign exchange gains and losses and interest income.

(4)	The Company’s basic and diluted earnings per share are calculated on the following average number of shares outstanding: 2006 — 39,809,395; 2005 — 34,624,039; 2004 — 32,838,811; 2003 — 32,654,738; and 2002 — 32,163,019.

(5)	At December 31, 2006, the Company classified amounts due on its Senior Subordinated Notes and its New Facility (approximately $509 million) as Current maturities of long-term debt on its Consolidated Balance

Sheet. This classification is based on the maturity date of October 15, 2007 for the Senior Subordinated Notes and the current termination date of October 1, 2007, for the New Facility.

(6)	Average monthly membership cash received per member represents the annual membership cash received for the year divided by 12, divided by the average number of members for the year. The average number of members during the year is derived by dividing the sum of the total members outstanding at the end of each quarter in the year by four.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Bally should be read in conjunction with Item 8 — Consolidated Financial Statements and Supplementary Data and Item 1A — Risk Factors.

The information and discussion set forth below should be considered in the context of the following overall trends and factors:

•	The Company’s financial and liquidity positions have been deteriorating and are expected to continue to deteriorate. This situation reflects several factors discussed in this Form 10-K.

•	The Company does not have sufficient operating cash flows to meet its expected needs for working capital, capital investment in operations, interest expense and debt repayments through December 31, 2007. The Company did not make the interest payment of $14.8 million due April 16, 2007 on its Senior Subordinated Notes; the $300 million principal obligation matures in October 2007.

•	The Company reported losses from continuing operations for the years 2002 through 2005. Income from continuing operations for 2006 was a modest $5.6 million. Impairment charges in 2006 associated with goodwill and long-lived assets were $39.8 million and were $62.9 million in the three-year period 2004 through 2006. The primary drivers of these impairment charges are the declining projections of future operating cash flow.

•	The Company’s revenue recognition policies require the deferral of a majority of membership cash payments to be recognized in subsequent periods over the expected membership term of members. As a result, revenue recognition does not reflect current cash collection trends. Additionally, the level of our deferred revenue is highly sensitive to changes in estimated membership term. Negative attrition expectations result in downward adjustments of deferred revenue which are reflected in larger amounts of recognized revenue. The Company’s change in estimated term length effected in the fourth quarter of 2006 resulted in a reduction of deferred revenue of $71.0 million and increased reported revenue by the same amount.

•	The Company’s total membership cash collections declined in each quarter of 2006 when compared to the prior year levels. Total 2006 membership cash collections were $757.6 million, down $25.4 million from 2005 collections of $783.0 million. Approximately $10.9 million (43%) of the year-over-year decline in total membership cash collections occurred in the fourth quarter of 2006.

•	The Company’s primary markets have become more competitive, with competitors opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its deteriorating financial and liquidity condition.

Accordingly, and in light of the severe financial difficulties facing the Company, Management’s Discussion and Analysis is presented in the following order:

Executive Summary of Business
Financial Condition
Cash Flows
Capital Requirements and Contractual Obligations
Dividend and Other Commitments
Debt
Off-Balance Sheet Arrangements
Critical Accounting Policies
Results of Operations
Recently Issued Accounting Standards

Executive Summary of Business

Bally is among the largest full-service commercial operators of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of December 31, 2006, we operated 375 fitness centers collectively serving approximately 3.5 million members. These 375 fitness centers occupied a total of 11.8 million square feet.

Our fitness centers are concentrated in major metropolitan areas in 26 states and the District of Columbia, with 300 fitness centers located in the top 25 metropolitan areas in the United States. As of December 31, 2006, we operated fitness centers in over 45 major metropolitan areas representing 62% of the United States population. In 2006, approximately 69% of new joining members elected a membership plan allowing multiple club access, varying between market and nationwide access. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership. At December 31, 2006, 86% of our members had multiple club access memberships.

Concentrating our clubs in major metropolitan areas has the additional benefits of (i) providing our members access to multiple locations to facilitate achieving their fitness goals; (ii) strengthening the Bally Total Fitness brand awareness; (iii) leveraging national advertising; (iv) enabling the Company to develop promotional partnerships with other national or regional companies; and (v) more cost effective regional management and control by leveraging our existing operations in those markets.

Financial Condition

We reported losses from continuing operations for each of the years 2002 through 2005. These losses are expected to persist despite a modest profit from continuing operations in 2006 of $5.6 million. Further, we expect to continue to be affected by increased competition from well-financed competitors and our own limited ability to invest in capital improvements, including new fitness equipment, due to our constrained liquidity and overall financial condition. We expect the persisting increase in competition to continue to have an adverse effect on our business, liquidity, financial condition and results of operations. In addition, the constraints on our liquidity have limited our ability to invest our operating cash flow in improvements to our fitness centers and address the aging of our facilities, which may affect our ability to compete. Public perception of our declining liquidity, financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may result in additional decreases in cash membership revenues (particularly those associated with longer term membership contracts) and increases in member attrition. In addition, if liquidity problems persist, our suppliers could refuse to provide key products and services in the future. Continuing liquidity concerns could also negatively affect our relationship with employees by decreasing productivity and increasing turnover.

The value of our consolidated assets has decreased substantially from $495.1 million as of December 31, 2005 to $396.8 million as of December 31, 2006. This decrease of $98.3 million was due primarily to:

•	a $66.9 million net decrease in property and equipment (capital expenditures less disposals, sale/leaseback transactions, depreciation and impairment). We limited investments in capital expenditures to $39.6 million, which were primarily for a scheduled replacement of exercise equipment. In addition, we recorded an impairment adjustment of $38.3 million, primarily to write down leasehold improvements to certain of our fitness clubs to the lower of their respective carrying or fair values;

•	a decrease in assets held for sale of $40.2 million resulting from the sale of Crunch Fitness; $31.8 million of the proceeds of the sale of these assets was used to make a mandatory term loan repayment;

•	a $2.3 million decrease in intangible assets, reflecting both amortization and impairment;

•	a $1.6 million decrease in deferred financing costs, net;

•	a $4.3 million decrease in other long-term assets, primarily reflecting the write-off of group exercise equipment resulting from our adoption of SAB 108; offset by

•	a $17.3 million increase in our cash balances.

As a result of our deteriorating financial condition and pending debt requirements, in November 2005 we began considering strategic alternatives. To this end, we engaged JP Morgan Securities, Inc. and The Blackstone Group to assist us in commencing a process to identify and evaluate strategic alternatives, including without limitation a sale of substantially all of our assets. This process, which was conducted under the direction of the Strategic Alternatives Committee of the Board, did not result in a strategic transaction. We subsequently retained Jefferies & Company in February 2007 as our financial advisors. In March 2007, certain holders of our Senior Notes and Senior Subordinated Notes formed an Ad Hoc Committee and we began discussions with them with respect to de-leveraging our balance sheet. In April 2007, we were required to make an interest payment of $14.8 million on our Senior Subordinated Notes. We elected not to make this interest payment and an event of default occurred under the Senior Subordinated Notes Indenture, which also triggered an event of default under the Senior Notes Indenture. In April and May 2007, we entered into forbearance agreements with the Lenders under our New Facility and the requisite noteholders under the Indentures relating to these and other defaults, which forbearance agreements expire on July 13, 2007.

On June 27, 2007, we commenced a solicitation of votes on the Plan of Reorganization from holders of the Senior Notes and Senior Subordinated Notes. If we receive the requisite votes in favor of the Plan of Reorganization, we intend to file a voluntary prepackaged petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in late July 2007. Prior to commencement of the consent solicitation, we entered into a Restructuring Support Agreement with holders of a majority of the Senior Notes and more than 80% of the Senior Subordinated Notes, in which the consenting noteholders agreed to vote in favor of the Plan of Reorganization, on the terms and conditions specified therein. Under certain circumstances, we may file for bankruptcy prior to the end of the solicitation period. The Plan of Reorganization includes, among other things, the following key terms:

•	New Facility. The New Facility would be unimpaired. As a condition to effectiveness of the Plan of Reorganization, we will amend and restate (with the consent of the Lenders) or replace the New Facility with a $292 million senior secured credit facility, on terms no less favorable than described in the Plan of Reorganization.

•	Senior Notes. We do not intend to make the cash interest payment due on the Senior Notes on July 15, 2007. The Plan of Reorganization would, if approved, confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each holder of Senior Notes would receive a pro rata share of new senior notes (the “New Senior Notes”) in the principal amount of $247,337,500 with an interest rate of 12 3/8%. The maturity and guarantees of the New Senior Notes would be the same as for the Senior Notes. Upon effectiveness of the Plan, holders of the Senior Notes would receive a fee equal to 2% of the face value of their notes.

•	Senior Notes Indenture. The Senior Notes Indenture would be amended to provide the holders with a “silent” second lien on substantially all of our assets and the assets of our subsidiary guarantors. Under the amended Senior Note Indenture, we would have a permitted debt basket for the New Facility of $292 million with a reduction for proceeds of asset sales completed after June 15, 2007 that are used to permanently pay down indebtedness under the New Facility and are not reinvested in replacement assets within 360 days after the applicable asset sale. The amended Senior Note Indenture would also permit us to issue, in addition to the Rights Offering Senior Subordinated Notes, an additional $90 million of pay-in-kind senior subordinated notes as described more fully under “Rights Offering” below, after emergence from bankruptcy.

•	Senior Subordinated Notes. Holders of Senior Subordinated Notes would receive New Junior Subordinated Notes replacing approximately 21.7% of their claims, New Subordinated Notes representing approximately 24.8% of their claims and shares of common stock representing 100% of the equity in the reorganized company, subject to reduction for common stock to be issued to holders of certain other claims. The New Subordinated Notes would mature five years and nine months after the effective date of the Plan of Reorganization and would bear interest payable annually at 13 5/8% per annum if paid in kind or 12% per annum if paid in cash, at our option, subject to a toggle covenant based on specified cash EBITDA and minimum liquidity thresholds.

•	Rights Offering. In addition to the consideration described above, holders of Senior Subordinated Notes would receive non-detachable rights to participate in a rights offering of Rights Offering Senior Subordinated Notes in principal amount equal to approximately 27.9% of their claims, or $90 million. The Rights Offering Senior Subordinated Notes would rank senior to the New Subordinated Notes and New Junior Subordinated Notes but otherwise have the same terms. Holders of certain other claims against us will be given the opportunity to participate in the rights offering, which, if exercised, would generate incremental proceeds beyond the $90 million to be funded by electing Senior Subordinated Noteholders.

•	Subscription and Backstop Purchase Agreement. On June 27, 2007, we entered into a Subscription and Backstop Purchase Agreement with certain holders of our Senior Subordinated Notes, who have agreed to subscribe for their pro rata share of Rights Offering Senior Subordinated Notes and to purchase any Rights Offering Senior Subordinated Notes not subscribed for in the rights offering. We have agreed to pay a fee to each backstop provider in the amount of 4% of its backstop commitment, subject to a rebate of approximately 80% of such amount if the Plan is consummated.

•	Existing Equity. All existing equity would be cancelled for no consideration.

We expect to continue normal club operations during the restructuring process. If we file the Plan of Reorganization, we would seek to obtain the necessary relief from the Bankruptcy Court to pay the majority of our employee, trade and certain other creditors in full and on time in accordance with existing business terms. Upon effectiveness of the Plan of Reorganization, we would, among other things, amend our charter and by-laws and enter into a stockholders’ agreement and a registration rights agreement with holders of our common shares. In addition, our new Board of Directors will consider adopting a new management long-term incentive plan intended to provide incentives to certain employees to continue their efforts to foster and promote our long-term growth objectives.

If we do not receive the necessary votes in favor of the Plan of Reorganization during the solicitation period, we will evaluate other available options, including filing one or more traditional, non-prepackaged Chapter 11 cases.

Liquidity and Capital Resources

Our liquidity (cash, the unused portions of the Delayed Draw Term Loan and the Revolver) increased by $20.8 million, from $68.9 million to $89.7 million, during 2006. The increased liquidity at December 31, 2006 was primarily due to the $29.1 million unused Delayed Draw Term Loan, which was available at that date to fund capital expenditures and certain improvements. Excluding the effect of the Delayed Draw Term Loan, our liquidity declined $13.3 million in 2006, despite the net proceeds available from the sale of certain clubs and the sale/leaseback transactions in 2006, all of which contributed net proceeds of approximately $33 million after transaction costs, mandatory debt repayments and excluding funds held in escrow. Furthermore, we drew $20.5 million under the Revolver on February 14, 2007 and $19.0 million under the Delayed Draw Term Loan on March 12, 2007, a portion of which was used to finance an equipment purchase of approximately $15.0 million. On June 1, 2007, we received proceeds of approximately $18 million from the sale of substantially all of our health clubs in Canada. As of June 15, 2007, availability under these facilities was $1.5 million and our liquidity was approximately $61 million, most of which represented cash on hand.

The following table summarizes the Company’s liquidity (in millions):

	Year Ended December 31,		Change from
	2006	2005	Previous Year

Cash and equivalents	$34.8	$17.5	$17.3
Unutilized revolving credit facility	25.8	51.4	(25.6)

Liquidity before delayed draw term loan	60.6	68.9	(8.3)
Undrawn delayed draw term loan	29.1	—	29.1

Total liquidity	$89.7	$68.9	$20.8

We maintain a substantial amount of debt, the terms of which require significant interest payments each year. In 2007, we have substantial interest payments due on our Senior Notes in July and on the Senior Subordinated Notes in October. In light of our current financial situation, we did not make the interest payment due on the Senior Subordinated Notes in April 2007 and may not make other such interest payments. Moreover, access to the liquidity that might subsequently become available under the New Facility may be limited if future decreased membership cash collections or increased expenses limit our ability to comply with the financial covenants under the New Facility, which we are required to meet monthly, as described below. In turn, any such events could negatively impact us, including our relations with members, vendors, and suppliers with whom we conduct or may seek to conduct business.

The New Facility requires us to meet certain minimum cash EBITDA and minimum liquidity tests on a monthly basis, as such tests are defined in the New Facility. If we are unable to comply with these covenants, a default would occur under the New Facility, which, if the indebtedness thereunder is accelerated, could also result in a cross-default under the Indentures. Upon a default under the New Facility, unless waived, we would not have access to the Revolver and the Delayed Draw Term Loan, and the lenders would be entitled to exercise any available rights and remedies, including their right to exercise dominion over our cash on deposit in control accounts.

In addition, the New Facility and the Indentures contain covenants that include, among other things, timely financial reporting requirements and restrictions on incurring, making or entering into additional indebtedness, liens, certain types of payments (including common stock dividends and redemptions and payments on existing indebtedness), investments, asset sales, and sale and leaseback transactions. We failed to comply with our reporting covenants during 2004, 2005, and the first two quarters of 2006. However, we obtained waivers of the reporting covenants for those periods and filed the required reports within the agreed extended period. As we did not file this Form 10-K by March 16, 2007, and as a result were unable to file our quarterly report on Form 10-Q for the first quarter of 2007, defaults occurred under the financial reporting covenants under the Indentures. Pursuant to the New Facility, the cross-default period is 28 days from any financial reporting default notices received under the Indentures. In addition, as discussed above, a default occurred under the New Facility as a result of our failure to deliver certain financial information, including audited financial statements, to the lenders by April 2, 2007. On April 12 and May 14, 2007, we entered into forbearance agreements related to these and other defaults with our lenders under the New Facility, and the requisite noteholders under the Indentures, respectively. There can be no assurances that we will be able to comply with the reporting covenants under the New Facility and the Indentures in the future. If we are unable to file our periodic reports on a timely basis and cannot obtain the requisite approvals of the Plan of Reorganization or additional consents from our noteholders and lenders and an event of default or cross-default occurs under the Indentures, the lenders under the New Facility, the Trustee under the applicable indenture or the requisite holders of Notes could accelerate the related obligations and exercise any other available rights and remedies. In such an event, we would be unable to satisfy those obligations.

Our operating cash flows will not be sufficient to meet our expected needs for working capital and other cash requirements through December 31, 2007. On April 16, 2007, we did not make an interest payment of $14.8 million on our Senior Subordinated Notes and, as a result, are in default under the applicable indenture, and as a result of cross-default provisions, under the other indenture and the New Facility. Additional interest payments are due on the Senior Notes in July 2007 and interest and principal on the Senior Subordinated Notes are due in October 2007. Failure to make any of these payments would permit the Trustee under the applicable indenture (or the requisite holders of Notes) and the lenders under the New Facility to declare the respective obligations immediately due and payable and to exercise any other available rights and remedies. As noted above, we entered into forbearance agreements related to the interest payment default and other defaults with our lenders under the New Facility and the requisite noteholders under the Indentures that expire on July 13, 2007. Upon termination of these forbearance agreements, events of default will occur under the indentures governing the Notes and under the New Facility. If such events of default occur, the lenders under the New Facility and the Trustee under the indentures or the requisite holders of Notes could accelerate the related obligations and exercise any available rights and remedies. While we hope to successfully complete the prepetition solicitation and obtain confirmation of the Plan of Reorganization before any enforcement action is taken by the lenders, the Trustee or holders of the Notes, there can be no assurance that this will occur on the timetable we project. In such event, we would be forced to consider commencing a non-prepackaged reorganization case under Chapter 11 of the Bankruptcy Code, which would be more protracted and expensive than a prepackaged case.

Our cash flows and liquidity may also be negatively affected by various items, including declines in membership cash collections, changes in terms or other requirements by vendors, including our credit card payment processor; regulatory fines; penalties, settlements or adverse results in securities or other litigations; future consent payments to lenders or noteholders, if required; and unexpected capital requirements. We have been required to provide additional letters of credit, and cash deposits to support vendors, which have reduced our available liquidity. Although management believes that we have adequate liquidity to pay our ordinary course trade and employee obligations, there can be no assurances that we will have sufficient liquidity to meet our debt or other obligations as and when they become due in the presence of the unfavorable scenarios described in this Form 10-K. If cash revenue decreases compared to 2006 get larger, expenses increase or a default occurs under the New Facility (whether directly or as a result of a cross-default to other indebtedness) and we do not have or cannot obtain sufficient liquidity to address any such scenario, we would be unable to continue operating our business. Furthermore, pursuant to the New Facility, our depository accounts are subject to control agreements that give the lenders the right to dominion over our cash on deposit in control accounts if an event of default under the New Facility occurs and is continuing.

Interest Expense

Interest expense for the year ended December 31, 2006 increased $16.5 million to $101.9 million as compared to the prior year, principally due to increased amortization of deferred financing costs as a result of consent fees paid in March and April 2006 to obtain waivers from noteholders and lenders of financial reporting requirements. Amortization of deferred financing costs was approximately $21.1 million for the year ended December 31, 2006, a $12.5 million increase over 2005. The balance of the increase is due to increases in general interest rate levels, partially offset by lower weighted average debt outstanding during the year.

Interest expense for the year ended December 31, 2005 increased $18.1 million to $85.3 million, principally due to higher interest rates ($11.2 million) as a result of the increase in general interest rate levels plus the full year impact of the replacement of our accounts receivable securitization with a higher rate term loan, and an increase in the amortization of deferred financing costs ($5.1 million) resulting from fees paid to obtain the wavier of financial reporting covenants under certain debt agreements.

Of our total debt outstanding of $761.3 million at December 31, 2006, approximately 54% bears interest at floating rates. This includes the effect of interest rate swap agreements, which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased during 2006 as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise in 2007. Correspondingly, should rates decrease, we would benefit from the lower rates. Our interest expense was favorably impacted by the $37.4 million reduction in our old term loan from the application of the proceeds from the sale of

Crunch Fitness and other assets during 2006. However, our interest expense in 2007 will increase as a result of the higher level of debt under the New Facility.

Cash Flows

The following table summarizes the Company’s cash flows for 2006 and 2005 (in millions):

	Year Ended December 31,		Change From
	2006	2005	Prior Year

Cash provided by (used in) operating activities	$(4.3)	$30.7	$(35.0)
Cash provided by (used in) investing activities	28.1	(36.2)	64.3
Cash provided by (used in) financing activities	(6.7)	3.4	(10.1)

Increase (decrease) in cash	$17.1	$(2.1)	$19.2

Operating Activities

Net cash used in operating activities totaled $4.3 million in 2006 compared to cash provided by operating activities of $30.7 million in 2005. This decrease in cash provided by operating activities largely resulted from a decrease of $25.4 million in cash received from memberships compared to the prior year. Increases in operating costs, principally occupancy and repair and maintenance costs, severance costs, and higher audit and professional fees, including costs associated with the proxy solicitation in January 2006, also negatively impacted net cash provided by operating activities in the current year period. Cash interest paid increased $3.4 million in 2006 compared to the prior year.

Investing Activities and Capital Expenditures

Net cash provided by investing activities totaled $28.1 million in 2006 compared to a use of $36.2 million in 2005. The 2006 period benefited from the sale of Crunch Fitness ($45.0 million), fourth quarter sale/leaseback transactions ($14.6 million inclusive of $1.0 million held in escrow pending certain repairs to the properties) and property and asset sales ($7.6 million). Capital expenditures increased $3.6 million to $39.6 million in 2006 from $36.0 million in 2005. We opened a club in Carrollton (Dallas), Texas in April 2006 and Los Angeles, California in September 2006. In 2005, we opened a club in Huntington Park, California. During 2006 we spent approximately $7 million on new clubs and $25 million on existing clubs. Three clubs currently in development are planned for opening in 2007. During 2007, we expect capital spending to be approximately $35 - $40 million.

Financing Activities

Net cash used in financing activities totaled $6.7 million in 2006 compared to $3.4 million provided by financing activities in 2005. In October 2006, the Company entered into the New Facility; proceeds were used to refinance amounts outstanding under the Amended and Restated Credit Agreement dated October 14, 2004 between the Company, JP Morgan Chase Bank, N.A., as Agent, and other Lenders (“the Credit Agreement”) and to fund transaction fees. During 2006, the Company applied $37.4 million of proceeds from the sale of Crunch Fitness and other assets to repay the term loan pursuant to the Credit Agreement. Proceeds of $11.5 million (less $2.5 million remaining in escrow at year end pending the Company obtaining certain permits for one of the properties ($1.8 million) and effecting certain repairs to the properties ($0.7 million)) from the interim financing of a sale/leaseback transaction and $5.6 million from the sale of Common Stock were received in 2006 and were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and the Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; (iii) additional working capital; and (iv) capital expenditures.

Capital Requirements and Contractual Obligations

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our health club facilities;

•	capital expenditures, particularly for new clubs, maintenance, equipment, and information technology;

•	interest and scheduled principal payments related to our debt; and

•	other general corporate expenditures.

Future Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2006 (in millions). The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions, such as future interest rates. Future events, including refinancing of our securities, could cause actual payments to differ significantly from these amounts.

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Interest(1)	$152	$65	$74	$13	$—
Capital leases	9	2	7	—	—
Operating leases	1,030	142	357	95	436
Long-term debt(2)	751	512	3	235	1
Other long-term liabilities	29	4	12	2	11

Total future contractual obligations	$1,971	$725	$453	$345	$448

(1)	Includes interest on the Senior Subordinated Notes and Senior Notes at the stated fixed rates. Additionally, we entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Senior Subordinated Notes varies based on the LIBOR rate, the effect of which has been included based on the valuation at December 31, 2006. The total interest rate on the swap at December 31, 2006, was 11.38%. The interest rate on the term loan and the delayed draw term loan under the New Facility is variable, and interest payments are based on the average rate in effect at December 31, 2006, which was 9.70%, and the contractual payment schedule, excluding any additional draw down or repayment on the delayed draw term loan and revolving credit. Interest on the New Facility and Senior Subordinated Notes is based on maturity dates of October 1, 2007 and October 15, 2007, respectively.

(2)	Assumes the New Facility terminates on October 1, 2007, pursuant to the early termination provision related to the refinancing of the Senior Subordinated Notes.

Dividend and Other Commitments

We have remaining authorization to repurchase up to 820,400 shares of our common stock on the open market from time to time. The terms of our New Facility generally do not allow us to repurchase common stock or pay dividends without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future. We have not paid any cash dividends on our common stock and do not anticipate making any cash dividend payments in the future.

Debt

New Facility and Credit Agreement

On October 16, 2006, we entered into the New Facility with a group of financial institutions led by JPMorgan. The New Facility provides for (i) a term loan in the amount of $205.9 million, (ii) a delayed-draw term loan facility in the amount of $34.1 million, and (iii) a revolving credit facility in the amount of $44.0 million. The proceeds from the New Facility were used to refinance the amounts outstanding under the existing Credit Agreement (discussed below), to pay transaction fees and expenses, and have been and will be used to fund capital expenditures and improvements to properties as defined in the New Facility and provide for additional liquidity. The termination date of the New Facility is the earlier of (i) 14 days prior to the maturity of the Senior Subordinated Notes (due October 15, 2007), including extensions or refinancing or (ii) October 1, 2010. The current termination date for the New Facility is October 1, 2007, and as such, amounts outstanding under the New Facility will become due and owing on October 1, 2007 and are included as current maturities of long-term debt on our Consolidated Balance Sheet at December 31, 2006. The New Facility is secured by substantially all of our real and personal property, including member obligations under installment contracts. Our obligations under the New Facility are guaranteed by most of our domestic subsidiaries. The New Facility required us to raise $20 million of additional liquidity by December 31, 2006 from permitted sale/leasebacks, permitted asset sales or issuances of capital stock. We closed a sale/leaseback transaction in October 2006 and two additional sale/leaseback transactions in December 2006, generating approximately $22.5 million of aggregate proceeds, in order to satisfy this requirement.

The New Facility contains restrictive covenants that include minimum monthly cash EBITDA, and minimum monthly liquidity requirements; and restrictions on use of funds, additional indebtedness, incurring liens, certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness), incurring or guaranteeing debt, investments, mergers, consolidations, asset sales and acquisitions, transactions with subsidiaries, conduct of business, sale and leaseback transactions, incurrence of judgments, and changing our fiscal year, all subject to certain exceptions. The New Facility also contains various financial reporting requirements, including an annual audit opinion, provided that the receipt of a “going concern” qualification or exception to such audit opinion does not violate the terms of the New Facility so long as we are otherwise in compliance with the New Facility. As discussed above, covenant non-compliance, absent a waiver by the lenders, causes us to be unable to access the revolving credit facility and the delayed draw term loan and, therefore, be unable to satisfy our obligations and operate our business. In addition, as a result of not satisfying a covenant, an event of default could occur under the New Facility and cross-defaults could occur under the Indentures and holders could accelerate the obligations under these instruments and we would be unable to satisfy those obligations.

On April 2, 2007, we failed to comply with certain financial reporting covenants under the New Facility. On April 12, 2007, we entered into a Forbearance Agreement with the lenders under the New Facility. Under this agreement the lenders agreed to forbear from exercising any remedies under the New Facility as a result of certain defaults arising from, among other things, our inability to meet financial reporting covenants including delivery of audited financial statements for the fiscal year ended December 31, 2006, and the cross default arising from the non-payment of interest due April 16, 2007 on the Senior Subordinated Notes. The Forbearance Agreement contains restrictions during its term on additional indebtedness, liens, investments, asset sales and sale/leasebacks. Furthermore, the agreement required that we enter into forbearance agreements with respect to defaults under our public indentures with the holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes. The Forbearance Agreement will terminate on the earlier of July 13, 2007 or the date on which (i) a default occurs which is not a default covered by the Forbearance Agreement, (ii) any payment of principal or interest is made on the Senior Subordinated Notes, (iii) the commencement of any enforcement action under the indenture governing either the Senior Notes or Senior Subordinated Notes, including acceleration of the Senior Notes or the Senior Subordinated Notes, or (iv) upon certain challenges to the validity or enforceability of the New Facility or the Forbearance Agreement.

At May 31, 2007, we had $23.5 million in outstanding borrowings and $20.1 million in letters of credit issued under the revolving credit facility. The term loan balance under the new facility was $205.9 million and there was $33.0 million borrowed on the delayed-draw term loan facility.

Until refinanced by the New Facility, we had in place a Credit Agreement with a group of financial institutions led by JPMorgan that provided for a five-year initial amount $175 million term loan maturing in October 2009 in addition to a $100 million revolving credit facility expiring in September 2008. The Credit Agreement was secured by substantially all of our real and personal property, including member obligations under installment contracts. The Credit Agreement contained restrictive covenants that included certain interest coverage and leverage ratios; restrictions on use of funds, additional indebtedness, incurring liens, certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness), incurring or guaranteeing debt, investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries, conduct of business, sale and leaseback transactions, incurrence of judgments, and changing our fiscal year; and requirements with respect to financial reporting, all subject to certain exceptions. Amounts outstanding under the Credit Agreement were repaid on October 16, 2006 using proceeds from the New Facility.

Consent Solicitations and Forbearance Agreements

On March 14, 2006, we announced that we would not meet the March 16, 2006 deadline for filing our Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing our Senior Subordinated Notes and Senior Notes, it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross-default under our Credit Agreement would have occurred 10 days after receipt of such notice. Additionally, a default would also have occurred under the Credit Agreement if we did not deliver audited financial statements for the year ended December 31, 2005 to the lenders thereunder by March 31, 2006.

On March 24, 2006, we announced that we would seek waivers of the defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and the Senior Notes through a consent solicitation, which was commenced on March 27, 2006. In connection with the consent solicitation, we entered into agreements with approximately 53% of the holders of the Senior Subordinated Notes to consent to the requested waivers.

On March 30, 2006, we entered into the Third Amendment and Waiver with the lenders under our Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.

On April 10, 2006, we completed the consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 until July 10, 2006, and for the quarter ended June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006.

In connection with these consents, we issued 1,956,195 shares of unregistered common stock and paid $0.8 million in consent fees to the holders of the Senior Subordinated Notes and the Senior Notes, paid the lenders under the Credit Agreement $2.5 million in fees and recorded $22 million in deferred finance charges as of March 31, 2006. Additionally, on April 11, 2006, we entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5.6 million from the sale of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.

On June 23, 2006, we entered into the Fourth Amendment, which extends the 10-day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice under the indentures governing the Senior Subordinated Notes or Senior Notes for the third quarter of 2006. We paid the lenders under the Credit Agreement fees of $0.5 million in connection with the Fourth Amendment.

On April 12, 2007, we entered into the Forbearance Agreement under our New Facility. Under the Forbearance Agreement, the Agent and the Lenders will forbear from exercising any remedies under the New Facility as a result of certain defaults. The Forbearance Agreement will terminate on July 13, 2007, unless earlier in accordance with its terms. The Forbearance Agreement required that we enter into forbearance agreements with respect to defaults under our public indentures with holders of at least a majority of our Senior Notes and at least 75% of our Senior Subordinated Notes. We paid the lenders under the New Facility fees of $587,000 in connection with the Forbearance Agreement.

On May 14, 2007, we entered into the Senior Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of our Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived certain defaults under the Senior Notes Indenture and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. We paid a cash consent fee of $279,000 to holders of the Senior Notes that executed the Senior Note Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.

On May 14, 2007, we also entered into the Senior Subordinated Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of our Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Agreement, holders of the Senior Subordinated Notes waived certain defaults under the Senior Subordinated Notes Indenture and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Subordinated Notes also consented to amend certain provisions of the Senior Subordinated Notes Indenture in connection with the waiver of the defaults. We did not pay a consent fee to holders of the Senior Subordinated Notes in connection with the Senior Subordinated Notes Forbearance Agreement.

We are in the process of implementing new accounting processes and technologies designed to continue to shorten the time required to prepare and file our financial statements, along with improving controls over our accounting and the close process. We cannot assure you that we will be able to file our financial statements on time in the future. Failure to do so will lead to further defaults under the Indentures and the New Facility and could require us to seek additional consents from our bondholders and lenders.

Other Secured Debt

Our unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at December 31, 2006. As a result, the outstanding amount of $0.2 million has been classified as current. The amount outstanding on the Canadian subsidiary’s credit agreement was repaid in full on January 31, 2007. As of March 31, and April 15, 2007, we have not been in compliance with the financial reporting covenants under two mortgage agreements and certain capital lease obligations. At May 31, 2007, the amount outstanding under these agreements was $5.4 million. Upon filing this Form 10-K, we will be in compliance with these agreements.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations. Pursuant to the sale of Crunch Fitness, we remained liable on certain leases and/or lease guarantees. See Note 18 of Notes to Consolidated Financial Statements for a discussion of such obligations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period-to-period. Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies are impacted significantly by judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements:

Revenue Recognition:  Our principal sources of revenue include membership services, principally health club memberships and personal training services, and the sale of nutritional products. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. With respect to health club memberships and personal training, we rely upon a signed contract between us and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.

We receive membership fees and monthly dues from our members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to 15 calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned.

Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36-month contracts. The Company’s contracts include a member’s right to renew the membership at a discount compared to the monthly payments made during the initial contractual term. In late 2004, we discontinued selling the right to a significantly discounted renewal period. Beginning in the fourth quarter of 2006, we reinstated this feature in certain markets and at discount levels modestly below the obligatory monthly amount.

Additional members may be added to the primary joining members’ contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that can discontinue their membership at any time.

Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership term is estimated on an aggregate basis at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. Our estimates of membership life were up to 360 months during 2006, 2005, and 2004. The table below presents the current member duration distribution of our members that have continuously maintained membership and were members as of December 31, 2006, 2005 and 2004. Reactivation members include members that have experienced discontinuous periods of membership, having ceased membership to later return to membership status through our ongoing reactivation solicitations of expired members. Nonrenewable members are those which have a definite term of three years or less and do not have a right to renew their membership at the conclusion of the term.

Term Age Status of	At December 31,
Current Members	2006	2005	2004

3 years or less	39.2%	39.5%	38.8%
4 to 10 years	19.8%	21.4%	22.5%
11-20 years	14.3%	15.7%	16.5%
21-30 years	3.8%	3.0%	2.5%
Over 30 years	0.6%	0.5%	0.4%
Reactivation and nonrenewable	22.3%	19.9%	19.3%

	100.0%	100.0%	100.0%

As of December 31, 2006 and 2005, the weighted average membership life for members that commit to a membership term of between 12 and 36 months was 34 months and 38 months, respectively. Members with these terms that finance their initial membership fee have a weighted average membership life of 33 months and 36 months, respectively at December 31, 2006 and 2005, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 48 months and 57 months at December 31, 2006 and 2005, respectively. As a result of our business practice of discounting monthly payments made during the renewal term when compared to monthly payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the initial contractual term. Changes in member behavior, competition, and our performance may cause actual attrition to differ significantly from estimated attrition. A resulting change in estimated attrition may have a material effect on reported revenues in the period in which it is first identified.

Beginning in the fourth quarter of 2004, we increased contractual renewal rates associated with our typical membership offering. Historically, when the member reaches renewal, our business practice is to reduce renewal rates in order to increase retention during the renewal period. Because we have included a discount in our membership contract and do not have a demonstrated history of collecting the contractual renewal rate, we use the current collections of members in renewal to estimate both ultimate collections and the portion attributable to the initial term.

To the extent that actual cash collected in renewal is different from the estimated amount, revenues in the period of the change in estimate may be materially impacted. If we are successful in collecting the contractual renewal rate, revenue deferred during the initial term is expected to decline. If we offer discounts to renewing members that are more significant than those that have been offered in the past, revenue required to be deferred during the initial contract term will increase. The potential effects of this change in estimate may be amplified if, for example, the collection of higher contractual renewal rates results in a decline in membership retention, which will reduce our estimate of total membership term, and further reduce the amount of deferred revenue recorded. Change in member behavior, competition and our performance may cause actual collected renewal rates to differ significantly from estimated renewal rates. A resulting change in estimated renewal rates may have a material effect on reported revenues in the period in which the change of estimate is made.

Members in their non-obligatory renewal period of membership totaled approximately 62% of total members at December 31, 2006 and 2005, and approximately 61% of total members at December 31, 2004. Renewal members can cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal includes monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated membership life. Membership life for month-to-month members is currently estimated at between 2 and 67 months, with an average of 15 months as of December 31, 2006, and were estimated between 4 and 41 months, with an average of 15 months as of December 31, 2005.

Paid-in-full members who purchase nonrenewable memberships must purchase a new membership plan to continue membership beyond the initial contractual term. Such membership fees are deferred and amortized over the contract term.

Personal training and other services are provided at most of our fitness centers. Revenue related to personal training services is recognized when the four criteria of recognition described above are met, which is generally upon rendering of services. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected over periods generally through three months after an initial payment. Collections of amounts related to paid-in-full personal training services contracts, are deferred and recognized as personal training services are rendered. Revenue related to personal training contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

Sales of nutritional products and other fitness-related products occur primarily through our in-club retail stores and are recognized upon delivery to the customer, generally at point of sale. Revenue recognized in the accompanying consolidated statement of operations as “miscellaneous” includes amounts earned as commissions in connection with a long-term licensing agreement related to the third-party sale of Bally branded fitness equipment. Such amounts are recognized prior to collection based on commission statements from the licensee. Other amounts included in miscellaneous revenue are recorded upon receipt and include franchising fees, facility rental fees, locker fees, late charges and other marketing fees pursuant to in-club promotion agreements.

We enter into contracts that include a combination of (i) health club services (which may include two or more members on a single contract), (ii) personal training services, and (iii) nutritional and weight management products. In these multiple element arrangements, health club services are typically the last delivered service. We account for these arrangements as single units of accounting because we do not have objective and reliable evidence of the fair value of health club services. Under Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”) elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. We do not have objective and reliable evidence of the fair value of health club services and as a result, treat these arrangements as single units of accounting.

Costs related to acquiring members and delivering membership services are expensed as incurred.

Self-Insurance Costs:  We retain risk related to workers’ compensation and general liability claims, supplemented by individual and aggregate stop-loss limits. Reported liabilities represent our best estimate, using generally accepted actuarial reserving methods, of the ultimate obligations for reported claims plus those incurred, but not reported, for all claims through December 31, 2006 and are not reduced by amounts covered under our stop-loss coverage. Receivables are recorded for the excess coverage to be recovered from the insurance provider. Case reserves are established for reported claims using case basis evaluation of the underlying claim data and are updated as information becomes known. The liabilities for workers’ compensation claims are accounted for on a present value basis utilizing a risk-adjusted discount rate. The difference between the discounted and undiscounted workers’ compensation liabilities was approximately $0.9 million as of December 31, 2006.

The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the ultimate liability for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled, can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could affect future claim costs and currently recorded liabilities.

Valuation of Long-Lived Assets:  In accordance with SFAS No. 144, we monitor the carrying values of long-lived assets for potential impairment each quarter based on whether certain trigger events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses or a significant decrease in the market value of an asset. When a trigger event occurs, an impairment calculation is performed, comparing projected undiscounted cash flows, utilizing current cash flow information and expected growth rates related to specific fitness centers, to the respective carrying values. If impairment is identified for long-

lived assets to be held and used, we compare discounted estimated future cash flows to the current carrying values of the related assets. We record impairment when the carrying values exceed the discounted estimated future cash flows.

The factors most significantly affecting the impairment calculation are our estimates of future cash flows. Our cash flow projections carry several years into the future and include assumptions on variables such as growth in revenues, our cost of capital, inflation, the economy and market competition. Any changes in these variables could have an effect upon our valuation.

We perform impairment reviews at the club level as opposed to a review on an area or regional level basis. Use of a different level could produce significantly different results.

Generally, costs to reduce the carrying values of long-lived assets are reflected in the Consolidated Statements of Operations as “asset impairment charges.” These charges amounted to $38.3 million, $10.1 million and $11.5 million in 2006, 2005 and 2004, respectively. Impairment charges may continue in future years as a result of investments in clubs in turnaround situations or around new estimates of future operating cash flows.

Valuation of Goodwill:  Goodwill is reviewed for impairment during the fourth quarter of each year on December 31, and also upon the occurrence of trigger events. The reviews are performed at a reporting unit level defined as one level below our operating regions, effectively the individual markets in which we operate. Generally, estimated fair value is based on a projection of discounted future cash flows, and is compared to the carrying value of the reporting unit for purposes of identifying potential impairment. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. If potential for impairment is identified, the fair value of an area is measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the area’s goodwill. Goodwill impairment is recognized for any excess of the carrying value of the area’s goodwill over the implied fair value. No impairment of goodwill was identified at December 31, 2006, 2005 or 2004.

The annual impairment review requires the extensive use of accounting judgment and financial estimates. Application of alternative assumptions and definitions, such as reviewing goodwill for impairment at a different organizational level, could produce significantly different results. Similar to our policy on impairment of long-lived assets, the cash flow projections used in our goodwill impairment reviews can be affected by several items such as inflation, the economy and market competition, which could have an effect upon these projections.

Valuation of Intangible Assets:  In addition to goodwill, we have recorded intangible assets totaling $6.8 million for trademarks and $0.7 million for leasehold rights at December 31, 2006. Balances at December 31, 2005 were $6.9 million for trademarks, $2.8 million for leasehold rights and $0.1 million for membership relations. Leasehold rights are amortized using the straight-line method over the respective lease periods without regard to any extension options. We test these assets annually for impairment. Impairment charges for intangible assets for the years ended December 31, 2006, 2005 and 2004 amounted to $1.5 million, $1.2 million and $0.2 million, respectively.

Stock-Based Compensation Plans:  On January 1, 2006, we adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) to record compensation expense for our employee stock options and restricted stock. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB 25, in accounting for our employee stock options. For information regarding share-based compensation, see Note 15 of the Notes to Consolidated Financial Statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements:  In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC believe registrants must quantify errors using both a balance sheet (the iron curtain method)

and income statement (the rollover method) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted the provisions of SAB 108 in the quarter ended December 31, 2006. As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained deficit of $1.3 million net of tax. See Note 23 of the Notes to Consolidated Financial Statements for further details.

Results of Operations

Key Operating Data

As a result of the sale of Crunch Fitness in 2006, we have presented the operating results of Crunch as a discontinued operation for all prior periods presented. The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Year Ended		Year Ended		Change from
	December 31,	% of Net	December 31,	% of Net	Previous Year
	2006	revenues	2005	revenues	Dollars	%

REVENUE
Membership	$881,654	83%	$822,866	82%	$58,788	7%
Personal training	120,562	12%	118,690	12%	1,872	2%

Membership services revenue	1,002,216	95%	941,556	94%	60,660	6%
Retail products	42,571	4%	47,159	5%	(4,588)	(10)%
Miscellaneous	14,264	1%	15,126	1%	(862)	(6)%

Net revenues	1,059,051	100%	1,003,841	100%	55,210	5%

OPERATING COSTS AND EXPENSES
Membership services	663,303	62%	665,036	66%	(1,733)	0%
Retail products	40,881	4%	49,837	5%	(8,956)	(18)%
Marketing and advertising	58,185	5%	53,549	5%	4,636	9%
Information technology	20,482	2%	21,341	2%	(859)	(4)%
Other general and administrative	72,141	7%	64,689	7%	7,452	12%
Gain on sales of land and buildings	(3,984)	NM	—	0%	(3,984)	NM
Impairment of goodwill and other intangibles	1,462	NM	1,220	NM	242	20%
Asset impairment charges	38,258	4%	10,115	1%	28,143	NM
Depreciation and amortization	54,209	5%	58,415	6%	(4,206)	(7)%

Total operating costs and expenses	944,937	89%	924,202	92%	20,735	2%

Operating income	114,114	11%	79,639	8%	34,475	43%
Interest expense	(101,859)	(10)%	(85,329)	(8)%	(16,530)	(19)%
Other income (expense), net	(5,836)	0%	958	0%	(6,794)	NM

Income (loss) from continuing operations before income taxes	6,419	1%	(4,732)	0%	11,151	NM
Income tax provision	(855)	0%	(826)	0%	(29)	(4)%

Income (loss) from continuing operations	$5,564	1%	$(5,558)	0%	$11,122	NM

	Year Ended		Year Ended		Change from
	December 31,	% of Net	December 31,	% of Net	Previous Year
	2005	revenues	2004	revenues	Dollars	%

REVENUE
Membership	$822,866	82%	$798,785	82%	$24,081	3%
Personal training	118,690	12%	108,996	11%	9,694	9%

Membership services revenue	941,556	94%	907,781	93%	33,775	4%
Retail products	47,159	5%	49,676	5%	(2,517)	(5)%
Miscellaneous	15,126	1%	17,041	2%	(1,915)	(11)%

Net revenues	1,003,841	100%	974,498	100%	29,343	3%

OPERATING COSTS AND EXPENSES
Membership services	665,036	66%	670,737	69%	(5,701)	(1)%
Retail products	49,837	5%	52,190	5%	(2,353)	(5)%
Marketing and advertising	53,549	5%	59,857	6%	(6,308)	(11)%
Information technology	21,341	2%	18,288	2%	3,053	17%
Other general and administrative	64,689	7%	57,689	6%	7,000	12%
Impairment of goodwill and other intangibles	1,220	NM	234	NM	986	NM
Asset impairment charges	10,115	1%	11,490	1%	(1,375)	(12)%
Depreciation and amortization	58,415	6%	65,890	7%	(7,475)	(11)%

Total operating costs and expenses	924,202	92%	936,375	96%	(12,173)	(1)%

Operating income	79,639	8%	38,123	4%	41,516	109%
Interest expense	(85,329)	(8)%	(67,201)	(7)%	(18,128)	(27)%
Other income (expense), net	958	0%	(420)	0%	1,378	NM

Loss from continuing operations before income taxes	(4,732)	0%	(29,498)	(3)%	24,766	NM
Income tax provision	(826)	0%	(775)	0%	(51)	(7)%

Loss from continuing operations	$(5,558)	0%	$(30,273)	(3)%	$24,715	NM

NM:	Not Meaningful

Membership rollforward and statistics (in thousands, except dollars and fitness center data):

	Year Ended December 31,
	2006	2005	Change	% Change

Members at beginning of period	3,530	3,593	(63)	(2)%
Number of new members joining during the period	1,031	1,025	6	1%
Number of member drops during the period	(1,076)	(1,088)	12	1%

Members at end of period	3,485	3,530	(45)	(1)%

Average number of members during the period(1)	3,559	3,622	(63)	(2)%
Average monthly cash received per member(2)	$17.74	$18.02	$(0.28)	(2)%
Fitness centers open at end of period	375	409	(34)	(8)%

	Year Ended December 31,
	2005	2004	Change	% Change

Members at beginning of period	3,593	3,562	31	1%
Number of new members joining during the period	1,025	987	38	4%
Number of member drops during the period	(1,088)	(956)	(132)	(14)%

Members at end of period	3,530	3,593	(63)	(2)%

Average number of members during the period(1)	3,622	3,639	(17)	(0)%
Average monthly cash received per member(2)	$18.02	$17.75	$0.27	2%
Fitness centers open at end of period	409	416	(7)	(2)%

(1)	The average number of members during the year is derived by dividing the sum of the total members outstanding at the end of each quarter in the year by four.

(2)	Average monthly cash received per member represents cash collections of membership revenue for the year divided by 12, divided by the average number of members for the period.

Revenue and operating expenses

Bally memberships in most markets historically required a two or three year commitment from the member with payments comprised of an initiation fee, interest and monthly dues. Since late 2003, we have expanded these offers to include “month-to-month” membership options to provide greater flexibility to members. Beginning in late 2004, we implemented the Build Your Own Membership (“BYOM”) program, which simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.

We have three principal sources of revenue:

1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of membership fees, which include down payments on financed contracts and dues payments. It also includes revenue generated from provision of personal training services.

Membership services revenue comprised approximately 95%, 94% and 93% of our 2006, 2005 and 2004 revenue, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

Currently, the majority of our members choose to purchase their membership under our multi-year value plan by paying a membership fee down payment to their financed members contract and by making monthly membership fee payments throughout the obligatory contract term of their membership. After the obligatory contract term, our members enter the non-obligatory renewal period of membership and make monthly payments (“renewal payments”) to maintain membership privileges. Under sales methods in effect prior to the BYOM program implementation beginning in late 2004, renewal payments were substantially discounted from those required in the obligatory period. As BYOM members enter renewal, we anticipate that these renewal payments will likely carry a smaller discount from the obligatory period monthly payment level in most markets. Members in our first BYOM markets began entering their renewal stage in late 2006. Our initial experience with these renewals indicates monthly renewal payments at levels higher than we have historically experienced, but lower than the initial obligatory term monthly rate. Beginning in the fourth quarter of 2006, we again began to offer more significantly discounted renewals on our nationwide access memberships in selected markets.

In addition to our multi-year value plan financed membership program, members may choose to prepay their multi-year membership for periods of up to three years, or may choose paid-in-full nonrenewable memberships with closed-end contract terms of up to three years. Month-to-month nonobligatory memberships are also available, which allow a member to pay monthly non-obligatory dues payments after making an initial membership fee payment at the start of the membership. Multi-year value plan financed membership contracts, including those that have been prepaid, are renewable past the initial obligatory contract period, after which members maintain their membership by making monthly or annual dues payments.

Cash collection of membership services revenue generally occurs before the associated revenue is recognized. This results in the deferral of significant cash collection amounts received early in the membership period that will be recognized in later periods. This recognition methodology is a consequence of our long history of offering membership programs with higher levels of monthly or total payments during the obligatory period of membership, generally for periods of up to three years, followed by discounted payments in the subsequent renewal phase of membership. Our revenue recognition objective is to recognize revenue on a straight-line basis over the longer of the contractual period or the estimated member term. For the members expected to maintain membership through renewal periods, we make estimates of membership term on a composite basis of all multi-year value plan members joining in a monthly period and establish discrete amortization pools based on estimated group membership term length averages. Estimated membership term used to create the separate amortization groups for revenue recognition are based on historical average membership terms experienced by our members.

Membership services revenue for our multi-year value plan financed members expected to enter renewal is deferred as collected. Our historical experience has resulted in a determination that approximately 37% (38% and 35% in 2005 and 2004, respectively) of originated monthly payments from our members is subject to deferral, to be recognized over the related estimated membership term. As a result, we defer all collections received from members expected to enter renewal, and recognize as membership services revenue these amounts based on five amortization pools with amortization periods of 39 months to 252 months (39 months to 242 months in 2005, and 39 months to 245 months in 2004). These represent average membership terms of our members in the five amortization pools expected to enter renewal and maintain membership for periods of between 37 months and 360 months. Memberships whose initial contract terms have been prepaid in their entirety are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the obligatory period is amortized over the length of the contract (generally 36 months). Our historical experience has resulted in a determination that approximately 61% of such memberships originated (68% and 69% in 2005 and 2004, respectively) is subject to deferral, to be recognized over the related estimated membership term using the same five amortization pools as described for monthly collections of multi-year value plan financed contracts. These average membership terms are based on estimates that change over time as we evaluate our membership term experience.

We evaluate the estimates of membership term for each of our deferred revenue pools each quarter and make adjustments to our estimates based on the most recent actual membership term experience. As we determine that our new estimated membership term should be modified from the previous estimate, we recognize as a change in accounting estimate a charge or credit to membership services revenue in the period of evaluation to cumulatively adjust recognized revenue and deferred revenue. As a consequence of our deferred revenue methodology, an increase in membership attrition is expected to result in an increase in revenue in the period of adjustment as it is determined that amounts previously deferred to future periods should be deferred over a shorter expected period. Alternatively, a decrease in membership attrition can reduce membership services revenue as it is determined that amounts previously considered earned are required to be deferred for recognition over a longer expected period.

Beginning in the fourth quarter of 2004, we increased contractual renewal rates associated with our typical membership offering. Historically, when the member reaches renewal, our business practice is to reduce renewal rates in order to increase retention during the renewal period. Because we have included a discount in our membership contract and do not have a demonstrated history of collecting the contractual renewal rate, we use the current collections of members in renewal to estimate both ultimate collections and the portion attributable to the initial term.

To the extent that actual cash collected in renewal is different from the estimated amount, revenues in the period of the change in estimate may be materially impacted. If we are successful in collecting the contractual renewal rate, revenue deferred during the initial term is expected to decline. If we offer discounts to renewing members that are more significant than those that have been offered in the past, revenue required to be deferred during the initial contract term will increase. The potential effects of this change in estimate may be amplified if, for example, the collections of higher contractual renewal rates results in a decline in membership retention, which will reduce our estimate of total membership term, and further reduce the amount of deferred revenue recorded. Changes in member behavior, competition and our performance may cause actual collected renewal rates to differ significantly from estimated renewal rates. A resulting change in estimated renewal rates may have a material effect on reported revenues in the period in which the change of estimate is made.

Our membership mix impacts the amount of revenue that we defer for later recognition, and the period of time over which it is recognized. Since 2004 we have increased our sales of month-to-month, nonobligatory add-on, and nonrenewable paid-in-full memberships. These alternative membership programs result in a lower level of deferred revenue than our multi-year value plan financed membership plans. Nonobligatory membership programs include our month-to-month memberships which allow a member to make a membership fee payment, generally between $99 and $149, and then make monthly dues payments for the membership term on a nonobligatory basis. Add-on memberships to our multi-year value plan membership contracts allow added members to maintain membership on a nonobligatory basis by making monthly payments with no additional down payment requirements. Our nonrenewable memberships primarily result from our paid-in-full membership option. Nonrenewable members prepay their membership for contract periods of 12 to 36 months, and then are required to purchase a new membership after the expiration of the contract membership term to maintain membership. A shift in membership mix from our multi-year value plan financed membership to month-to-month and nonrenewable memberships generally results in a reduction in the deferral of cash collections because the membership term of month-to-month contracts is much shorter than the membership term of multi-year value plan financed memberships, and the nonrenewable contract revenue is recognized over the contract term, which is typically 36 months or less. As a result of these shorter deferral periods, cash is recognized as revenue more quickly for month-to-month and nonrenewable paid in full memberships than for our multi-year value plan financed memberships. Our pricing of add-on memberships typically results in an equal increase to monthly payments required in the initial term and the renewal term. As a result, to the extent the membership mix shifts to include more add-on memberships and fewer multi-year value plan members, the amount of required deferred revenue is expected to decrease.

Personal training and other services are provided at most of the Company’s fitness centers. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected generally over three months after an initial payment. Collections related to paid-in-full personal training services contracts are deferred and recognized as personal training services are rendered. Revenue related to personal training services contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

2)	We generate revenue from the sales of products at our in-fitness center retail stores, including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 4% of total revenue in 2006 and 5% of total revenue in 2005 and 2004.

3)	The balance of our revenue (approximately 2% for 2006, 2005 and 2004) primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.

Our primary sources of cash are down payments, paid-in-full and monthly membership fees and dues payments made by our members and sales of products and services, including personal training. Because down payments, membership fees and monthly membership dues are recognized over the later of when such payments are collected or earned, cash from membership fees and monthly membership dues will often be received before such payments are recognized as revenue in the consolidated statement of operations.

Our operating costs and expenses are comprised of the following:

1)	Membership services expenses consist primarily of salaries, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance and supplies to operate our fitness centers and provide personal training. Also included are the costs to operate member processing and collection centers, which provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Marketing and advertising expenses consist of our marketing department, national and local media and production and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services expenses such as legal, consulting and auditing as well as expenses related to the various legal and accounting investigations.

5)	Impairment of goodwill and other intangibles includes the write-down of the net book value of these assets pursuant to SFAS No. 142. Under SFAS No. 142, the carrying value of our indefinite life intangible assets is annually evaluated and compared to the fair value of such assets. Impairments are recorded when we determine that the net book value of these assets exceeds their fair value.

6)	Asset impairment charges include the write-down of the net book value of our assets (other than indefinite life intangible assets evaluated under SFAS No. 142) pursuant to SFAS No. 144. Under SFAS No. 144, the carrying value of our assets, primarily property and equipment assets, is evaluated when circumstances indicate that the carrying value may have been impaired. Asset impairment charges represent the excess of the carrying value of the assets over their fair value.

7)	Depreciation and amortization represent primarily the depreciation on our fitness centers (equipment and buildings, where owned), and amortization of leasehold improvements. Owned buildings and related improvements are depreciated over 5 to 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements, or the remaining non-cancelable lease terms. In addition, equipment and furnishings are depreciated over 5 to 10 years.

Given the nature of our revenue and cost structure, we believe that inflation has not had any material impact on our net revenues or on our operating expenses.

We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and occupancy costs as a percentage of sales. We use fitness center cash contribution and cash revenue to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include new membership sales, growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and membership retention.

Most of our operating costs are relatively fixed, but compensation costs, including sales compensation costs, are variable based on membership origination and personal training sales trends. Because of the large pool of relatively fixed operating costs and the minimal incremental cost of carrying additional members, increased membership origination and better membership retention will lead ultimately to increased profitability. Accordingly, we are focusing on member acquisition and member retention as key objectives.

A portion of our capital expenditures relates to the construction of new fitness centers and upgrading and expanding our existing fitness centers. The construction and equipment costs for a new fitness center approximate $3.5 million, on average, which varies based on the costs of construction labor, as well as on the planned service offerings, size and configuration of the facility and on the market. Capital expenditures also include fitness equipment, usually as a replacement for equipment no longer operative at our fitness centers.

According to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, industry wide club membership grew at a 4.7% compounded annual growth rate from 2000 to 2005. We may be able to benefit from the growth in the industry, although increased competition, including competition from very small fitness centers (less than 3,000 square feet), will require us to reinvest in our facilities to remain competitive, which we may not be able to do if we do not have adequate liquidity. Furthermore, price discounting by competitors, particularly in more competitive markets, may negatively impact our membership growth and/or our average revenue per member. See Item 1A — Risk Factors — “We may not be able to compete effectively in the future”.

Summary of revenue recognition method

Our sources of membership revenue include health club memberships and personal training services. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We rely upon a signed contract between us and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the membership terms. Delivery of personal training services occurs when individual personal training sessions have been rendered.

We receive membership fees and monthly dues from our members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to fifteen calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned. Membership fees and monthly dues collected but not earned are included in deferred revenue. Our total membership cash collections include all sources of cash for membership, including membership fees collected upon membership origination, down payments on multi-year value plan financed membership contracts and paid-in-full membership receipts, monthly collections of membership fee payments and dues, and amounts collected in advance of the due date under our acceleration and dues prepayment programs. Significant portions of our total cash collections are deferred upon receipt and recognized in future periods. As a result, our revenue recognition patterns do not reflect our patterns of total membership cash collections.

A majority of our cash collected for membership revenues is deferred and recognized on a straight-line basis over the longer of the contractual term or the estimated membership term. The majority of members commit to a membership contract term of between 12 and 36 months. The majority of these contracts are for 36 months and include a member’s right to renew the membership at a discount compared to the payments made during the initial membership term. As of December 31, 2006 and 2005, the weighted average membership life for members that commit to a membership term of between 12 and 36 months was 34 months and 38 months, respectively. Members with these terms that finance their initial membership fee had a weighted average membership life of 33 months and 36 months, respectively at December 31, 2006 and 2005, while those members that pay their membership fee in full at point of sale had a weighted average membership life of 48 months and 57 months at December 31, 2006 and 2005, respectively. Our estimates of membership life were up to 360 months during 2006, 2005 and 2004, although the vast majority of our membership revenues are recognized over six years or less.

Members in the non-obligatory renewal period of membership may cancel their membership at any time prior to their monthly or annual due date with 30 days written notice. Related revenue recognized includes monthly dues to maintain their membership as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Membership life for month-to-month members is currently estimated at between 2 and 67 months, with an average of 15 months, as of December 31, 2006, and were estimated between 4 and 41 months, with an average of 15 months, as of December 31, 2005. Management believes that month-to-month memberships have become more appealing to those consumers who are willing to pay more, and do not want to be locked into a long-term obligation.

Personal training services are generally provided shortly after we receive payment, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.

We have historically concentrated our membership sales efforts on multi-year value plan financed obligatory contracts. Our BYOM membership offer approach added more alternative plans to prospective new members. These plans included a greater emphasis on nonobligatory memberships and closed-end contracts that carry definite terms of membership. Our BYOM approach also included an increase in renewal dues for our multi-year value plan financed membership contracts when compared to the value plan financed contracts prior to BYOM.

The timing of recognition of cash received for memberships and the level of deferred revenue recognized is a consequence of the membership type and the amount of discount offered in the renewal term. Our multi-year value plan financed memberships with open-ended renewal periods that have carried significant discounts to initial term membership payment levels have resulted in the greatest level of deferred revenue. At December 31, 2006 and 2005, the combination of down payments and deferred monthly collections of our financed obligatory memberships and deferred prepayments of membership fees on our paid-in-full obligatory memberships made up 77% and 82%, respectively, of our total deferred revenue balance. This results from the requirement to defer higher initial term payments over periods up to 360 months for those members whose membership term is greater than the initial obligatory term. Our alternative membership programs result in a much lower level of deferred revenue than these membership plans. Nonobligatory membership programs include our month-to-month memberships, which allow a member to make a membership fee payment, generally between $99 and $149, and then make monthly dues payments for the membership term on a nonobligatory basis. We also offer add-on memberships to our multi-year value plan financed membership contracts, which allow added members to maintain membership on a nonobligatory basis by making monthly payments for the add-on membership term with no additional down payment requirements. At December 31, 2006 and 2005, approximately 1% of our total deferred revenue balance related to the deferral of month-to-month membership fees. Our closed ended nonrenewable memberships primarily result from our paid-in-full membership option. Nonrenewable members prepay their membership for contract periods of 12 to 36 months, and then are required to purchase a new membership after the expiration of the contract membership term to maintain membership. The initial prepayment of these memberships is deferred and recognized on a straight-line basis for the duration of the closed contract period. Unlike our traditional renewable memberships, no deferred revenue or recognition is required past the contract term as we have no further obligations to the members following expiration of the contract term. At December 31, 2006 and 2005, deferred revenue related to these nonrenewable contracts amounted to approximately 3% and 1%, respectively, of our deferred revenue.

Estimates of membership term have a significant effect on the amount and timing of revenue recognition and deferred revenue for our multi-year value plan financed memberships. Because of the inability to create predictions on a member-by-member basis of ultimate membership term, we make predictions on an aggregate basis using multiple attrition groups to cover the continuum of potential membership term. We calculate expected average membership term for each attrition group based on historical experience and use it to amortize deferred revenue over the estimated membership term. As a result, the estimate of average membership term has a significant impact on revenue recognition. Because we base our estimates on historical membership term experience updated quarterly, such estimates are inherently subject to change. As a result, our revenue is subject to a high degree of variability dependent on changes of estimates of membership term.

Several factors have affected our estimates of average membership term at December 31, 2006 and are expected to continue to affect our estimates into future periods. Historical attrition trends in 2006 are reflecting shorter estimated membership terms than in 2005 and 2004 as a result of several factors described herein. Capital constraints associated with our liquidity position have resulted in reduced capital expenditures in our fitness centers, affecting the membership experience. Further, increased competition in key markets has resulted in a higher number of alternatives for our members than in prior periods, leading to shorter terms of membership. The late 2004 start of the phased implementation of the BYOM membership program resulted in an increase in contracted renewal dues on our multi-year value plan financed memberships to levels approximating the monthly initial term payment. This change is expected to have a notable negative impact on the percentage of multi-year value plan financed members renewing since the prior significantly discounted renewal dues influenced member retention in renewal periods. We are monitoring the level of renewal of these BYOM members in order to determine our business response.

Importantly, our response to membership term changes brought about by increased renewal monthly payment rates may include concessions to contracted renewal rates in an effort to maintain membership levels. Also influencing our expectations of future membership term of our multi-year value plan financed memberships is the change in mix of memberships sold in recent periods to more nonobligatory and closed-ended nonrenewable membership options. The growth in these alternative payment memberships results in reduced estimated membership of our multi-year value plan financed memberships, as it is expected that those members having higher credit scores may be attracted to these alternatives, resulting in a higher proportion of lower credit score members purchasing our multi-year value plan financed membership. Significant in our year-end evaluation of future membership attrition was our consideration of forecasting results of expected future cash revenue. This critical evaluation by our new senior management included estimates of future membership cash flows that directly result from estimates of membership retention. Using a more conservative approach to this forecasting, cash revenue trends were greatly reduced in our forecast as of December 31, 2006, resulting in a need to consider the impact of this estimate on our membership term estimate. As more fully described below, this evaluation led us to conclude that our prior estimates of membership attrition should be changed to reflect higher levels of early attrition coinciding with our projected future operating cash flows. As a result, based on the influence of these factors on our ongoing historical membership term experience, we reduced our deferred revenue balance to reflect these shorter membership term expectations.

Because our deferred revenue balances that are subject to adjustment due to membership term estimate changes make up most of our total deferred revenue balance, changes in expectations as to estimated membership term can have a significant impact on our revenue recognized. In periods of decreasing estimated membership term, deferred revenue is adjusted downward, representing the decreasing periods over which it is necessary to spread cash collections of prior periods. Alternatively, in periods in which estimated membership term is increasing, deferred revenue is adjusted upward, representing increasing periods over which prior cash collections are spread. The changes in deferred revenue are recorded in the period of the change as the adjustments to revenue are recognized. These adjustments may produce short-term revenue results that are counter to the expected impact of our business trends. For instance, negative trends in attrition reflecting shorter membership term result in increases in revenue recognized in the period in which the adjustment to deferred revenue was determined, while positive trends in membership term have the opposite effect.

A consequence of our negative business trends and change in estimated membership term is the reduction in deferred revenue available to be recognized as membership revenue in future periods. Our deferred revenue also has declined due to the change in membership mix, brought about by our alternative membership programs. As a higher proportion of our members select nonobligatory and closed-ended nonrenewable membership programs, the level of deferred revenue has decreased since these programs do not require the extensive spreading of early cash collections to extended membership periods that our traditional committed renewable membership programs have required. As a result of this change in membership mix, revenue declines due to reduced amortization from deferred revenue are replaced with additional cash recognition from monthly dues and the amortization of our closed-end nonrenewable memberships over the contract period.

We estimate membership term for contracts originated during each month. Each quarter we update our estimate of membership term for each individual monthly origination group to take into account attrition experience specific to that group. As monthly sales originations mature, each quarter we monitor the specific attrition of each group and make adjustments to our estimated membership term. During the first three years of our multi-year value plan financed memberships, we closely monitor collection history and change our estimates of membership term based on this experience. During the renewal term, we monitor membership term by reviewing actual membership term experience in each membership term group. In the fourth quarter of 2006, as a result of our change in estimate as to membership term length based on our most recent historical experience, we recorded a decrease in deferred revenue of $71.0 million and increased our revenue recognized by the same amount (with a consequent increase in income from continuing operations and net income of $71.0 million and income per common share of $1.78).

Based on the continuing trend of membership attrition and our negative trends in cash membership revenue expected in future periods, we expect to record additional adjustments to our deferred revenue to reflect our changed estimates of membership attrition based on our historical membership term experience. Historical attrition data has primarily reflected the consequence of contracted renewal dues that represent a significant discount to the initial term monthly payment level. Our BYOM contracts include renewal dues that are substantially similar in most cases to the monthly payment level during the initial term, resulting in the reduction of the influence of renewal period monthly payment decreases on member longevity. As a result, it may become more difficult to predict our estimates of future membership term in light of this important change in business practices. We also may need to alter our estimates of future attrition based on our future actions to retain BYOM members. Because of the phased roll out of the BYOM membership approach to our markets, and the distribution of term lengths, we will monitor the early results of the shorter-term markets to determine the changes in estimated term length that may be necessary to adjust our deferred revenue balances. We expect to observe the earliest indications of overall increases in early attrition as members in the latter part of their initial committed membership period increase the default rate, since the influence of discounted renewal dues has been removed. Such increases will be reflected in our monitoring of collection rates and other historical indicators of estimated membership term.

The estimate of our deferred revenue is sensitive to the changes in membership term estimates. A 1% increase in annual attrition of our traditional committed multi-year renewable members would result in a decrease in deferred revenue of approximately $31 million as of December 31, 2006. Variability in future estimated membership term results from changes in the collection pattern of multi-year value plan financed memberships, actual retention of such members through renewal term, and membership mix changes resulting in lower deferred revenue requirements. Membership term changes are influenced by changes in our business, including increases in competition for health clubs services, lack of funding of remodeling and needed capital improvements, changes in consumer tastes and the market for health club services, and changes in the prices we charge in renewal periods to maintain membership.

Our 2006 membership term estimate identified that data used in our analyses had inadvertently included a small number of our upscale clubs, including those of Crunch Fitness, Pinnacle Fitness and Gorilla Fitness. Such clubs exhibit a slightly different attrition profile than our Bally Total Fitness-branded clubs and as a result we determined that it would have been more appropriate to exclude these clubs from our attrition analysis. We also found inadvertent mathematical errors in the weighting of the attrition of our multiple member add-on contracts, and those for which an upgrade had been purchased. We corrected these errors in our attrition study and recomputed our 2004 and 2005 deferred revenue using the revised attrition estimates. We also identified other offsetting errors in our calculation of deferred revenue in other deferred revenue pools that, when combined with the attrition issue, resulted in a net adjustment to reduce our deferred revenue as of the beginning of 2006 by $5.7 million. This adjustment has been recorded under the transitional adoption provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” as a net adjustment reducing our opening deferred revenue balance and accumulated deficit.

Comparison of the years ended December 31, 2006 and 2005

As a result of the sale of Crunch Fitness in 2006, we have presented the operating results of Crunch as a discontinued operation for all prior periods presented. All previously reported amounts from the statements of operations and balance sheets have been reclassified in accordance with the reporting requirements of SFAS No. 144.

Total revenue for the year ended December 31, 2006 was $1,059.0 million compared to $1,003.8 million in 2005, an increase of $55.2 million. The increase in total revenue resulted from the following:

•	Our 2006 year-end evaluation of membership attrition trends required an adjustment to increase our membership revenue and reduce deferred revenue by $71.0 million to reflect our current estimated membership term. During the first three quarters of 2006, we recorded additional revenue of $24.5 million and reduced deferred revenue by the same amount to reflect actual attrition experience. In 2005, our monitoring of specific deferred revenue monthly origination group estimates increased revenue and reduced deferred revenue by $9.2 million. On an overall basis, revenue was increased due to these adjustments to deferred revenue by $86.3 million in 2006 versus the prior year period. It is expected that the higher monthly renewal dues payment requirement of our members since implementing the BYOM membership plan will result in increases in attrition on these memberships. As this increase in attrition enters our attrition experience during the next three years, it is possible that additional and significant adjustments of our membership term estimates will be required and result in additional adjustments to record membership revenue and reduce deferred revenue.

•	Amortization of deferred revenue in our long-term deferred revenue pools has declined due to the increase in the mix of nonobligatory membership programs, including add-on memberships added to multi-year value plan membership programs, month-to-month membership contracts, and the continued increase in our paid-in-full nonrenewable membership programs. Such shifts in new membership mix have resulted in a decrease in originated membership fee dollars that are deferred into our long-term deferred revenue pools. As a result, total recognition of revenue through amortization of previously deferred cash collections into our long-term deferred revenue pools was $299.7 million in 2006 versus $353.8 million in 2005, a $54.1 million decrease (15%). It is expected that amortization of our long-term pools will continue to decline as a result of this membership mix change, resulting from the decreases in deferred revenue described above related to the adjustment of attrition estimates of our long-term pools. Declines in the recognition through amortization of amounts deferred from our traditional obligatory membership programs are expected to be offset in part by increases in recognition of cash collected for nonobligatory memberships, month-to-month memberships, and paid-in-full nonrenewable memberships.

•	Total membership cash collections during 2006 were $757.6 million, a decrease of $25.4 million (3%) from 2005. Gross collections of monthly membership fees and dues declined from $715.3 million in 2005 to $689.1 million in 2006, a $26.2 million (4%) decrease. Total deferrals of these collections declined from 2005 by $58.2 million, resulting in a net increase in recognized revenue from gross collections of monthly membership fee payments and dues of $31.9 million. Decreases in cash collected from membership fees and dues are a result of declines in the average monthly payment of memberships sold under BYOM pricing, including an increase in the mix of add-on members with lower monthly payment requirements. Prepayments of memberships originated increased by $8.8 million in 2006 to $54.7 million, offset by a decrease of $5.9 million in initial down payment on value plan contacts. Accelerations of membership fee collections, included in the above change in gross collections of membership fees, increased $2.6 million to $18.3 million in 2006. The increase in accelerations of membership fee collections resulted from programs during the year to target value plan members which result in discounts to the contracted monthly obligatory payment in exchange for early payment. We also allow certain members to reactivate their expired membership at a discount in order to incent these members to restart their workout routine (“reactivations”). We received $22.4 million and $20.7 million of proceeds from reactivations during the year ended December 31, 2006 and 2005, respectively. The average monthly cash received per member includes $0.95 and $0.84 of proceeds from accelerations and reactivations for the year ended December 31, 2006 and 2005, respectively. Negative trends in our total membership collections have increased during the year, with over 40% of our annual decline occurring in the fourth quarter of 2006.

•	Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under add-on programs. In the year ended December 31, 2006, new member signups were approximately 70% value plan, 14% paid-in-full and 16% month-to-month. In the year earlier period, new member signups were approximately 72% value plan, 15% paid-in-full and 13% month-to-month. Membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of our historical attrition patterns, whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups has had a disproportionate impact on membership cash collections in 2006 as compared to 2005 and will continue to have a negative impact.

•	Personal training revenue increased to $120.6 million from $118.7 million in 2005, an increase of $1.9 million (2%), primarily reflecting our emphasis on growth in personal training services, which resulted in an 8% increase in sessions delivered and expansion of new programs such as small group training.

•	Retail products revenue decreased to $42.6 million from $47.2 million in 2005, a decrease of $4.6 million (10%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient but lower sales model integrated with the front desk operation, and a 2% decrease in the average number of members to 3.559 million members, reducing workout traffic in the clubs.

•	Miscellaneous revenue decreased to $14.3 million (6%) in 2006 from $15.1 million in 2005, primarily due to lower revenue from income producing strategic partnerships and franchising fees.

Operating costs and expenses for the year ended December 31, 2006 were $944.9 million compared to $924.2 million during 2005, an increase of $20.7 million (2%). This increase resulted from the following:

•	Membership services expenses for the year ended December 31, 2006 decreased $1.7 million (nil%) from 2005, reflecting reductions in personnel costs as a result of our cost reduction initiatives offset by increases in occupancy costs (primarily utilities) and repair and maintenance costs.

•	Retail products expenses, which include labor costs, for the year ended December 31, 2006 decreased $9.0 million (18%) from 2005, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of our front desk retail model integration.

•	Marketing and advertising expenses for the year ended December 31, 2006 increased $4.6 million (9%) from 2005, primarily from increases in media spending and television production costs.

•	Information technology expenses for the year ended December 31, 2006 decreased $0.9 million (4%) from 2005 primarily as a result of reduced use of outside consultants and lower telecommunication costs partially offset by increased internal salaries. Information technology expense represented 2.0% and 2.1% of total revenues during 2006 and 2005, respectively.

•	Other general and administrative expenses for the year ended December 31, 2006 increased $7.5 million (12%) from 2005. Increases were primarily a result of separation costs associated with our former Chairman and Chief Executive Officer and former Chief Financial Officer, and costs incurred as a result of our proxy solicitation, restructuring and ongoing investigations and litigation related to the restatement of our financial statements, and an increase in directors fees and audit costs.

•	Gain on sales of land and buildings includes a gain on the March 2006 sale of the land and building relating to a club in Canada ($0.9 million), a gain on the June 2006 sale of a club in Ohio ($0.9 million) and a gain on the July 2006 sale of a club in Georgia ($2.4 million) partially offset by a loss on the sale of a club in Tennessee ($0.2 million).

•	Impairment charges related to long-lived assets and other intangible assets for the year ended December 31, 2006 were $39.7 million compared to $11.3 million in 2005, an increase of $28.4 million. The Company’s deteriorating operating performance led to lower projected operating cash flows at the individual club level, the level at which the Company measures impairment of long-lived assets. This resulted in an impairment charge as the carrying value of the long-lived assets exceeded the lower projected cash flows for many of the clubs.

•	Depreciation expense for the year ended December 31, 2006 decreased $4.2 million (7%) from 2005, reflecting fewer depreciable assets resulting from fixed asset write-offs and impairment charges in 2005, along with reduced levels of capital expenditures in 2006 and prior periods.

Operating income for the year ended December 31, 2006 increased $34.5 million to $114.1 million as compared to the prior year. This increase is primarily due to the revenue increase due to our change in estimate, offset by increases in expenses for marketing and advertising, general and administrative, and asset impairment charges, partially offset by an increase in retail contribution, the gains on the club sales and lower membership services and depreciation expense.

Interest expense for the year ended December 31, 2006 increased $16.5 million to $101.9 million as compared to the prior year, principally due to increased amortization of deferred financing costs as a result of consent fees paid in March and April 2006 to obtain waivers from noteholders and lenders of financial reporting requirements. Amortization of deferred financing costs was approximately $21.1 million for the year ended December 31, 2006, a $12.5 million increase over 2005. The balance of the increase is due to increases in general interest rate levels, partially offset by lower weighted average debt outstanding during the year.

In 2006, we recorded a $7.7 million loss on debt extinguishments related to obtaining the New Facility. Other, net non-operating income, including primarily foreign exchange gains and interest income, was $1.8 million for the year ended December 31, 2006 compared to $1.0 million in 2005.

Comparison of the years ended December 31, 2005 and 2004

Total revenue for the year ended December 31, 2005 was $1,003.8 million compared to $974.5 million in 2004, an increase of $29.3 million (3%). The increase in total revenue resulted from the following:

•	Total membership cash collections during 2005 were $783.1 million, an increase of $8.2 million (1%) from 2004. Included in total collections were gross collections of membership fees and dues of $715.3 in 2005 representing an increase of $4.3 million (1%) over the prior year collections. Deferrals offsetting gross collections and dues in 2005 were $285.5 million, versus $316.4 million in the prior year period, representing a decrease in deferrals of $30.9 million. As a result, net recognition of gross collections and dues increased by $35.2 million in 2005 resulting from the lower average dues collections on the increasing proportion of nonobligatory add-on members that were added during 2004 and 2005 at reduced monthly rates. The reduction in deferrals against these gross cash receipts resulted from the reduction of membership fee dollars associated with our traditional obligatory membership contract, and increase of nonobligatory dues paying members that have minimal deferral requirements. Accelerations of membership fees collected, included in the above gross collections and dues amount, decreased $3.6 million to $15.6 million, versus $19.2 million in 2004. The decrease in accelerated collections of monthly membership fees results from the elimination in early 2004 of a third party credit card program that was marketed to members in prior years and provided accelerations of our financed member balances. The average monthly cash received per member was $18.02 in 2005 versus $17.75 in the prior year period. We also received $20.7 million and $21.9 million of proceeds from reactivations during the year ended December 31, 2005 and 2004, respectively, included in our total gross collections of membership fees and dues above. The average monthly cash received per member includes $0.84 and $0.70 of proceeds from accelerations and reactivations for year ended December 31, 2005 and 2004, respectively. Initial down payments on originated monthly payment memberships declined $6.5 million in 2005 to $37.8 million. This decrease was offset in part by an increase in prepayment of originated membership fees upon origination of $4.2 million.

Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under add-on programs. In the year ended December 31, 2005, new member signups were approximately 72% value plan, 15% paid-in-full and 13% month-to-month. In the year earlier period, new member signups were approximately 80% value plan, 12% paid-in-full and 8% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of our historical attrition patterns, whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate negative impact on membership cash collections in 2005 as compared to 2004.

•	Amortization of our long-term deferred revenue pools was $370.4 million in 2004 and declined to $363.0 million in 2005, a $7.4 million (2%) decrease. This decrease resulted from the change in membership mix to an increase in nonobligatory membership programs, both as add-ons to our traditional obligatory contract and due to the growth in month-to-month membership sales. The increase in these nonobligatory membership sales is expected to continue to decrease the level of membership fee dollars subject to long-term deferral. In addition to this decrease in amortization of our long-term deferred revenue pools, amortization of previously deferred accelerated collections declined $8.9 million to $23.8 million in the 2005 period. The decrease in amortization of prior accelerations is a result of the elimination of our third party credit card program that was promoted to members prior to the first quarter of 2004, and generated higher levels of accelerations in prior periods.

•	Personal training revenue increased to $118.7 million from $109.0 million in 2004, an increase of $9.7 million (9%), primarily reflecting our emphasis on growth in personal training services, which resulted in a 9% increase in sessions delivered.

•	Retail products revenue decreased to $47.2 million from $49.7 million in 2004, a decrease of $2.5 million (5%), due primarily to the conversion of lower performing full size in club retail stores to a more efficient but lower sales model integrated with the front desk operation.

•	Miscellaneous revenue decreased to $15.1 million (11%) in 2005 from $17.0 million in 2004, primarily due to a $1.1 million decrease in sponsorship revenue from income producing strategic partnerships.

Operating costs and expenses for the year ended December 31, 2005 were $924.2 million compared to $936.4 million during 2004, a decrease of $12.2 million (1%). This decrease resulted from the following:

•	Membership services expenses for the year ended December 31, 2005 decreased $5.7 million (1%) from 2004, reflecting a $11.1 million decrease in personnel costs as a result of our cost reduction initiatives, partially offset by an $8.2 million increase in occupancy and insurance costs.

•	Retail products expenses, which include labor costs, for the year ended December 31, 2005 decreased $2.4 million (5%) from 2004 as a result of the 5% decrease in retail product revenue described above.

•	Marketing and advertising expenses for the year ended December 31, 2005 decreased $6.3 million (11%) from 2004, primarily due to a planned reduction in media spending (television and radio advertising) and deferral of production costs in the fourth quarter of 2005.

•	Information technology expenses for the year ended December 31, 2005 increased $3.1 million (17%) from 2004 primarily as a result of costs associated with implementing new business initiatives and improved controls and compliance and security enhancements. Information technology spending for 2005 was approximately 2.1% of total revenues as compared to 1.9% during 2004.

•	Other general and administrative expenses for the year ended December 31, 2005 increased $7.0 million (12%), primarily as a result of $7.9 million in higher professional services expenses such as legal, consulting and auditing and $3.7 million related to the accelerated vesting of restricted shares, offset by $7.3 million in insurance claim proceeds. Expenses in 2005 also include the impact of a $4.6 million write off of equipment in the fourth quarter of the year.

•	Impairment charges related to other intangible assets as well as asset impairment charges for the year ended December 31, 2005 were slightly less ($0.4 million) than 2004.

•	Depreciation expense for the year ended December 31, 2005 decreased $7.5 million (11%) from 2004, reflecting fewer depreciable assets resulting from the Company’s fixed asset impairment charges in 2004 and prior years, along with lower levels of capital spending.

Operating income for the year ended December 31, 2005 increased $41.5 million to $79.6 million as compared to the prior year. This increase is primarily due to the $33.8 million increase in membership services revenue and the reduction in operating expenses mentioned above.

Interest expense for the year ended December 31, 2005 increased $18.1 million to $85.3 million, principally due to higher interest rates ($11.2 million) as a result of the increase in general interest rate levels plus the full year impact of the replacement of the Company’s accounts receivable securitization with a higher rate term loan, and an increase in the amortization of deferred financing costs ($5.1 million) resulting from fees paid to obtain the waiver of financial reporting covenants under certain debt agreements.

Other, net non-operating income, including primarily foreign exchange gains and interest income, was $1.0 million for the year ended December 31, 2005. For the year ended December 31, 2004, we had an other, net non-operating loss of $0.4 million. The other, net non-operating loss in 2004 was comprised primarily of a foreign exchange gain of $1.6 million offset by a write-off of deferred financing costs of $1.6 million and our portion of losses related to a joint venture.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact FIN 48 will have on the Company’s financial condition and results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the effect, if any, the adoption of FAS 157 will have on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in the interest rates on certain of our outstanding debt. The outstanding loan balance under our New Facility bears interest at variable rates based on prevailing short-term interest rates in the United States and Europe. Based on 2006’s average outstanding balance of these variable rate obligations, a 100 basis point change in interest rates would have changed interest expense in 2006 by approximately $2.1 million. In September 2003, we entered into interest rate swap agreements whereby our fixed interest commitment on $200 million of outstanding principal on our Senior Subordinated Notes varies based on the LIBOR rate plus 6.01%. A 100 basis point change in the interest rate on the portion of the debt subject to the swap agreement would change interest expense on an annual basis by $2.0 million. For fixed rate debt, interest rate changes affect their fair market value, but do not impact earnings or cash flows. We presently do not use other financial derivative instruments to manage our interest costs.

We maintained operations in Canada until June 1, 2007. Our Canadian operations have been exposed to the risk of currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar have had an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.

Item 8.	Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes to all such statements, and other information are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of December 31, 2006. Based upon this evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006 due to the material weaknesses in internal control over financial reporting described below (Item 9A(b)).

(b)	Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, Internal Control — Integrated Framework. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2006:

1.	Deficiencies in the Company’s control environment. The Company did not maintain an effective control environment as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	The Company did not establish and maintain an appropriate consciousness regarding internal control over financial reporting and sufficient resources to address and remediate material weaknesses on a timely basis;

•	The Company’s finance and accounting resources were insufficient in number, insufficiently trained, and authority and responsibility were not properly delegated as of December 31, 2006. Accordingly, in certain circumstances, accounting control activities were not performed consistently, accurately, and timely, and an effective review of technical accounting matters was not consistently performed;

•	Management did not have sufficient and clearly communicated policies reflecting an appropriate management attitude towards financial reporting and the financial reporting function, and did not have sufficient controls in place to ensure the appropriate selection of and modifications to accounting policies;

•	The Company did not establish effective policies and procedures to address the risk of management override in the financial reporting process;

•	Management did not have effective processes to ensure that all relevant information was communicated in a timely manner from the Company’s national service center, property management department, information technology group, human resources, sales and marketing, and legal department to the Company’s corporate accounting department; and

•	The material weaknesses in Information Technology Program Development and Change Controls, described below, weakened the Company’s control environment.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Deficiencies in end-user computing controls. The Company did not maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3.	Inadequate controls associated with accounting for revenue. The Company did not maintain effective policies and procedures related to its accounting for revenue and did not employ personnel with the appropriate level of technical knowledge and experience to prepare, document and review its accounting for revenue to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement membership revenue accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the deferral of revenue associated with personal training services;

•	Establish procedures to identify and periodically assess promotional offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess changes to the Company’s principal member offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and assess the operational and accounting support requirements necessary to record the effects of new member offers on a timely basis in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess revenue collections and member attrition to ensure any changes or adjustments were accounted for in accordance with U.S. generally accepted accounting principles; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to revenue recognition were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4.	Inadequate controls associated with accounting for fixed assets. The Company did not maintain effective policies and procedures related to its accounting for fixed assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for fixed assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement fixed asset accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document procedures to periodically assess the valuation of fixed assets;

•	Effectively perform and document controls related to the ongoing monitoring of events that might require interim impairment analysis;

•	Effectively perform and document procedures to periodically review the valuation of capitalized costs incurred prior to the opening of a fitness center;

•	Effectively perform and document a review of fixed asset depreciation;

•	Effectively perform and document procedures to review capitalizable labor costs;

•	Effectively reconcile the subsidiary fixed asset ledger to consolidated fixed asset information; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to fixed assets were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

5.	Inadequate controls associated with accounting for goodwill and other intangible assets. The Company did not maintain effective policies and procedures related to its accounting for goodwill and other intangible assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for goodwill and other intangible assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively identify, and allocate an appropriate portion of the cost of an acquisition to, identifiable intangible assets in conjunction with its purchase business combinations;

•	Effectively perform and document procedures to periodically reassess the valuation of goodwill; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to goodwill and other intangible assets were appropriately understood and considered.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

6.	Inadequate controls associated with accounting for leases. The Company did not maintain effective policies and procedures related to its accounting for leases and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for leases to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Perform and document procedures to ensure that leasehold improvements were properly depreciated over the lesser of the economic useful life or the lease term;

•	Perform and document procedures to ensure leases were appropriately accounted for as capital or operating leases;

•	Design and perform policies and procedures relating to the identification, valuation, and disclosure of contingent liabilities related to lease guarantees; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to leases were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

7.	Inadequate controls associated with accounting for accrued liabilities. The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for accrued liabilities to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Effectively perform and document procedures to periodically evaluate the reasonableness of assumptions used to estimate liabilities associated with workers compensation, health care, and other insured arrangements with retained risk;

•	Perform and document procedures to periodically evaluate items that may meet the definition of unclaimed property, in order to properly value the Company’s escheatment liability;

•	Effectively perform and document procedures to reconcile commission and other payroll related liabilities to supporting detail;

•	Effectively perform and document a review of expenses incurred in one period and paid in subsequent periods to ensure that the related accounting is reflected in the appropriate period; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

8.	Inadequate controls associated with accounting for internal use computer software. The Company did not maintain adequate policies and procedures or employ sufficiently knowledgeable and experienced personnel to ensure appropriate application of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to select and implement software accounting policies in accordance with U.S. generally accepted accounting principles, and effectively perform and document procedures to periodically reassess their valuation.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

9.	Inadequate Information Technology Development and Change Controls. The Company did not maintain adequate policies and procedures over the administration of its program development and change activities nor were existing policies and procedures consistently applied. Specifically, controls over the authorization, testing, and validation of applications prior to being placed into production were either not formalized or not consistently executed in order to support financial reporting requirements.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

10.	Deficiencies in equity compensation monitoring and review procedures. The Company did not maintain adequate policies and procedures over the administration of its equity compensation programs and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for the equity compensation programs to ensure that such accounting complied with U.S. generally accepted accounting principles. Specifically, the Company did not have:

•	Adequate policies and procedures to identify, periodically assess, and respond to events that give rise to changes in the rights or obligations of equity compensation holders; and

•	Effective policies and procedures to ensure that the financial reporting and disclosure obligations related to the acceleration of vesting and the exercise of expired options were appropriately understood and considered.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

11.	Inadequate financial statement preparation and review procedures. The Company did not maintain effective policies and procedures related to its financial statement preparation and review procedures and did not employ personnel with the appropriate level of knowledge and experience to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiaries’ accounts to consolidating financial information;

•	Effective reconciliation and conversion of foreign financial statements to consolidated financial information;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key judgments made in connection with the selection of significant accounting policies or the application of judgments within its financial reporting process;

•	Policies and procedures related to the identification and disclosure of subsequent events;

•	Policies and procedures related to the review of complex or unusual transactions;

•	Adequate policies and procedures related to the review and approval of accounting entries;

•	Sufficient retention policies with respect to historical documentation that formed the basis of prior accounting judgments that have continuing relevance; and

•	Effective review of financial statement information, and related presentation and disclosure requirements.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

As a result of the aforementioned material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein (Item 9A(e)).

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the completed remediation discussed in the following paragraphs below.

Completed Remediation

Each of the material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2005 contained multiple component elements. During the fourth quarter of 2006, we have successfully completed remediation of specific elements related to our “Accounting for Leases” and “Accounting for Accrued Liabilities” material weaknesses, as described below. All other material weaknesses remain and will be addressed as we execute our remediation plan for 2007 and 2008.

Accounting for Leases

The Company has enhanced the policies and procedures related to recording rent expense on a straight-line basis over the lease term, when appropriate, and to recording a related deferred rent obligation, in accordance with U.S. generally accepted accounting principles (GAAP).

The Company has enhanced the policies and procedures related to the review and approval of the accounting for landlord incentives.

Accounting for Accrued Liabilities

The Company has enhanced the evaluation of liabilities related to its obligations to former members to refund member fees in future periods.

The Company discontinued the assignment of membership receivables to third parties containing recourse provisions in 2003. Therefore, no new procedures were developed to ensure the proper valuation of such arrangements. Further, the Company has instituted monitoring procedures to verify on an ongoing basis that no such arrangements have been made without accounting awareness. The remaining aspects of this material weakness related to the proper accounting treatment for complex and unusual transactions, which is described under the Financial Statement Preparation and Review Procedures material weakness.

(d)	Continuing Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

Our remediation efforts will continue over the next two years. While we continue to improve policies and procedures in all areas with material weaknesses in an ongoing manner, we are planning for the complete remediation of specific items in 2007 and others in 2008.

 1) Control Environment

•	During 2005 and 2006, the number of personnel positions and expenditures for the IT and Accounting Departments were increased. However, attrition negatively impacted our staffing level in the Accounting Department. We continue to evaluate staffing needs and organizational structure in both areas.

•	The Company is continuing to improve the educational and skills requirements for positions in its corporate accounting department. As of May 1, 2007, 71% of corporate accounting personnel have a degree in accounting, 32% passed the CPA exam and 29% have a Masters degree.

•	The Company is strengthening relationships between the five Regional Controllers and the Corporate Accounting/Finance department. The Regional Controllers have direct reporting responsibility to the Regional Vice Presidents, but will now also have indirect reporting responsibility to the Vice President, Corporate Controller.

•	In 2006, the Company authorized a new position, Vice President — Financial Reporting, responsible for the Company’s SEC reporting and Sarbanes Oxley compliance. The position was filled in March 2007.

•	The Company has identified five new positions for the Corporate Accounting department that will be filled in 2007 as qualified candidates are identified.

•	The Company is developing a plan to complete its Accounting Policies and Procedures Manual (the “Accounting Manual”).

•	The Company is developing a plan to establish an accounting training program that will include internal control and GAAP-related topics.

•	The Company is continuing to establish a series of monthly and quarterly meetings between Accounting and various departments to foster communication and provide training to the various departments regarding new transactions that may impact the accounting treatment.

•	The Company is developing a plan to conduct formal performance evaluations of key personnel.

 2) End-User Computing (spreadsheets)

•	The Company is developing a plan to establish policies and procedures regarding the required controls over spreadsheets and other end-user applications, including (but not limited to) development, change control, access control, and record retention.

•	The Company is developing a plan to make an inventory of spreadsheets and other end-user applications to help determine the scope and priority of the necessary remediation.

•	The Company is developing a plan to conduct an evaluation of specific end-user applications to develop and execute specific remediation plans necessary to comply with the above policies and procedures.

 3) Accounting for Revenue

•	The Company has established a revenue accounting group within the accounting department that includes, a Director, Manager and related staff. The Company is continuing to train this group and to transfer institutional knowledge from a previous Controller.

•	The Company has developed a revenue model that it believes complies with GAAP. The model will be maintained by the Director. The Company has fully documented why this approach complies with GAAP. The Company is developing a plan to establish detailed “desktop” procedures describing its utilization.

•	The Company is developing a plan to further enhance its revenue recognition methodology, specifically improving the design and operating effectiveness of certain related controls, including the reconciliation of the deferred revenue liability balance and monitoring of actual versus expected collection and attrition patterns.

•	A monthly meeting between operations and accounting to review new offers, membership programs and pricing has been established to foster timely communications and to provide detailed information regarding new transactions that may impact the accounting treatment.

•	The Company has established a comprehensive listing of promotional offerings. “Promotional Matrices” will be created and maintained by the Director — Accounting and Director — Pricing.

•	The Company is developing a plan to update its policies in operations and accounting such that no new promotional types are implemented without accounting knowledge, as evidenced by direct and formal communication of offering changes to accounting.

•	The Company is developing a plan to monitor actual versus expected collection and attrition patterns and conduct a quarterly analysis. All inputs into the analysis will be documented and changes will be approved and adequately supported.

 4) Accounting for Fixed Assets

•	The Company is developing a plan to enhance reconciliation procedures and analyses related to depreciation and fixed asset accounts, to ensure accounts are reconciled and analyzed on a timely basis, the reconciliations are independently reviewed, and outstanding and/or reconciling items are resolved timely.

•	The Company has converted multiple old existing fixed assets systems into one new, fixed asset system. We believe this system will support significant internal control improvements.

•	The Company is developing a plan to implement on-going monitoring of fixed assets to identify and assess potential impairment events.

•	The Company is enhancing its policies and procedures related to accounting for fixed assets including potential impairment of such assets. The Company will continue taking cycle counts of physical inventory of our gym equipment assets.

•	The Company is developing a plan to schedule annual inter-departmental meetings to discuss trends in the useful lives of assets and accounting implications for the Company’s depreciation policy.

•	The Company is developing a plan to establish procedures to monitor individual clubs on a quarterly basis to identify possible impairment during the year.

•	The Company is developing a plan to revise the accounting policy to include steps to ensure proper review and approval of accounting for capitalized spending on new clubs.

•	The Company is developing a plan to improve documentation and required evidence to support fixed asset depreciation, including analysis of assets not being depreciated.

•	The Company is developing a plan to establish policies and procedures to ensure that disclosure obligations are adhered to and support is sufficient and available for review.

 5) Accounting for Goodwill and Intangible Assets

•	The Company is developing a plan to document and implement policy in accordance with generally accepted accounting principles.

•	The Company is developing a plan to establish a detailed framework/approach to analyzing valuation reports, and to ensure staff is informed and well trained in performing the analysis.

•	The Company is developing a plan to establish detailed procedures to periodically reassess the valuation of goodwill, and to ensure staff is informed and well trained in performing the valuation analysis.

•	The Company is developing a plan to establish policies and procedures to ensure that disclosure obligations are adhered to and support is sufficient and available for review.

 6) Accounting for Leases

•	The Company is enhancing its policies and procedures to ensure that leasehold improvements are properly depreciated over the lesser of the economic useful life or the lease term and leases are appropriately accounted for as capital or operating.

•	The Company implemented specific templates and analysis models to ensure office equipment leases were appropriately accounted for as capital or operating during 2004. During 2005, the Company began buying, rather than leasing office equipment. Office equipment leasing activity was not material during 2006.

•	The Company is continuing the ongoing maintenance of a standard agenda for the monthly meetings between accounting and property management. The agenda includes new landlord incentives, opening/closing clubs, various written communications from property management, and any other potential/current issues during the month that may impact ongoing accounting treatments. In addition, property management is continuing to provide accounting with quarterly reports relating to new, amended and terminated lease activities during each quarter and with monthly copies of abstracts on lease agreements.

•	The Company is developing policies and procedures to ensure that contingent liabilities related to lease guarantees are identified, valued and disclosed. The Company is continuing to review closed club reserves to ensure appropriate application of U.S. generally accepted accounting principles.

•	The Company is continuing to confirm with third parties (assignee) regarding its remaining guaranteed lease obligations to ensure that adequate disclosure obligations are adhered to.

•	The Company has included reporting, in its quarterly agenda for the Disclosure Committee, contingent obligations related to lease guarantees.

•	The Company is continuing to maintain, in a centralized file, all supporting documents relating to disclosure obligations.

•	The Company is developing a plan to establish policies and procedures to ensure that disclosure obligations are adhered to and support is sufficient and available for review.

 7) Accounting for Accrued Liabilities

•	The Company is developing a monitoring program to periodically review its assumptions with respect to workers compensation, healthcare, and general liability risk exposures.

•	The Company is enhancing the journal entry procedures related to workers compensation, healthcare, general liability, legal and other accrued expense liabilities to include adequate supporting detail and review.

•	The Company is enhancing the reconciliation related to workers compensation, healthcare, general liability, legal and other accrued expense liabilities to supporting detail, and the timely review and resolution of reconciling items.

•	The Company has included, in its quarterly agenda for the Disclosure Committee, a listing of key judgments and estimates recorded with respect to workers compensation, healthcare, general liability and legal settlement risk exposures.

•	The Company is enhancing its procedures to identify, value and disclose contingent liabilities related to legal claims and litigation.

•	The Company is enhancing the policies and procedures to identify and value escheatment obligations, including the identification of escheatable property. The Company engaged a third party to help value the escheatment obligation.

•	The Company is enhancing its journal entry procedures and reconciliation of commission and other payroll-related liabilities to supporting detail and the timely resolution of reconciling items.

•	The Company is enhancing its procedures in identifying expenses accrued in one period and paid in subsequent periods to ensure that related accounting is reflected in the appropriate period.

•	The Company is enhancing its policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood.

•	The Company is continuing to maintain, in a centralized file, all supporting documents relating to disclosure obligations.

 8) Accounting for Internal Use Computer Software

•	The Company is enhancing its policies and procedures to ensure appropriate determination, review, adequate supporting documentation and proper valuation of capitalized expenditures relating to computer software development for internal use.

•	The Company is formalizing the process of reviewing projects for capitalization.

•	The Company is enhancing its user procedures for software development tracking system to properly capture and report internal development costs including training of users.

•	The Company has instituted monthly meetings between appropriate Accounting and Technology Development personnel to review project status.

 9) Information Technology Development and Change Controls

•	The extracts from the membership systems used as inputs into the deferred revenue model have been extensively tested for accuracy and completeness by IT, Accounting and Internal Audit during 2006. The extracts used during 2006 were a combination of manual and automated processes, with the goal of eliminating manual processes in the creation of extracts used for the deferred revenue models in the future.

 10) Accounting for Equity Compensation

•	The Company has developed a control checklist and is enhancing its review procedures with respect to equity compensation to ensure that any events under the equity compensation plans are communicated timely to the Vice President, Corporate Controller to ensure that transactions are recorded in accordance with GAAP.

 11) Financial Statement Preparation and Review Procedures

•	The Company is modifying its account reconciliation process to ensure that accounts are reconciled on a timely basis, each reconciliation is independently reviewed, any reconciling items are resolved on a timely basis, and the accuracy of the underlying supporting detail, or sub ledger, has been substantiated and independently reviewed. The Company has also developed a control checklist to ensure that accounting personnel are complying with the account reconciliation standards.

•	The Company is modifying the journal entry preparation process to ensure that journal entries have the proper documentation and are reviewed and approved timely by an independent reviewer.

•	The Company is enhancing the recurring journal entry checklist to ensure that it is a complete list, with the names of assigned preparer and reviewer. This checklist is reviewed by the Assistant Vice President of Corporate Accounting. A non-recurring journal entry list, with dollar amounts, is generated monthly for review by the Vice President — Corporate Controller.

•	The Company is continuing to improve the monthly financial closing process in order to provide additional time for the Company’s senior managers, Disclosure Committee and counsel to review the financial statements that will be included in the Company’s Forms 10-K and 10-Q and appropriate disclosures.

•	The Company is developing a plan to make a listing of key judgments and estimates within the accounting area that explains the basis and support, and include same in the Accounting Manual. The list will be updated quarterly through an “Accounting Policy Update Meeting.”

•	The Company is developing a plan to establish a more formalized process for the identification of subsequent events and complex or unusual transactions. The Disclosure Committee and various ongoing management meetings are presently used to identify and address such topics.

•	The Company is developing a plan to clarify procedures related to the identification and disclosure of subsequent events, and include it in the Accounting Manual.

•	The Company is developing a plan to define complex and unusual transaction types. These transactions will be reviewed by the Disclosure Committee quarterly.

•	The Company is working with counsel to establish a disclosure checklist. This checklist will be approved by the Vice President—Controller each quarter and annually prior to the 10-K and 10-Q disclosures.

To further improve internal control over financial reporting, the Company has committed to increase corporate management review and oversight of all accounting and financial reporting functions. The 2007 and 2008 remediation phases will continue to have assigned responsibility for remediation of key deficiencies to specific executives to help ensure that new policies and procedures are implemented to remediate existing material weaknesses or significant deficiencies. In addition, management updates the Audit Committee regularly on the progress of the remediation process.

The continued implementation of the initiatives described above is among the Company’s highest priorities. Management has discussed the corrective actions and future plans with the Audit Committee and KPMG and, as of the date of this report, management believes the actions outlined above should correct the above-mentioned material weaknesses in the Company’s internal controls over financial reporting. However, there is no assurance that either management or the independent auditors will not in the future identify further material weaknesses or significant deficiencies in the Company’s internal control over financial reporting that management has not discovered to date.

The Company’s evaluations of the effectiveness of internal control over financial reporting in future periods are subject to the risk that controls may become inadequate because of changes in conditions (including, but not limited to, lack of resources) or that the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(e)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Bally Total Fitness Holding Corporation (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effects of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bally Total Fitness Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1.	Deficiencies in the Company’s control environment. The Company did not maintain an effective control environment as defined in the Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission. Specifically, the following control deficiencies were identified:

•	The Company did not establish and maintain an appropriate consciousness regarding internal control over financial reporting and sufficient resources to address and remediate material weaknesses on a timely basis;

•	The Company’s finance and accounting resources were insufficient in number, insufficiently trained, and authority and responsibility were not properly delegated as of December 31, 2006. Accordingly, in certain circumstances, accounting control activities were not performed consistently, accurately, and timely, and an effective review of technical accounting matters was not consistently performed;

•	Management did not have sufficient and clearly communicated policies reflecting an appropriate management attitude towards financial reporting and the financial reporting function, and did not have sufficient controls in place to ensure the appropriate selection of and modifications to accounting policies;

•	The Company did not establish effective policies and procedures to address the risk of management override in the financial reporting process;

•	Management did not have effective processes to ensure that all relevant information was communicated in a timely manner from the Company’s national service center, property management department, information technology group, human resources, sales and marketing, and legal department to the Company’s corporate accounting department; and

•	The material weaknesses in Information Technology Program Development and Change Controls, described below, weakened the Company’s control environment.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected, and contributed to the development of other material weaknesses described below.

2.	Deficiencies in end-user computing controls. The Company did not maintain adequate policies and procedures regarding end-user computing. Specifically, controls over the access to, and completeness, accuracy, validity, and review of, certain spreadsheet information that supports the financial reporting process were either not designed appropriately or did not operate as designed.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3.	Inadequate controls associated with accounting for revenue. The Company did not maintain effective policies and procedures related to its accounting for revenue and did not employ personnel with the appropriate level of technical knowledge and experience to prepare, document and review its accounting for revenue to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement membership revenue accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document a periodic evaluation of the reasonableness of assumptions with respect to the deferral of revenue associated with personal training services;

•	Establish procedures to identify and periodically assess promotional offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess changes to the Company’s principal member offers to ensure that they were accounted for in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and assess the operational and accounting support requirements necessary to record the effects of new member offers on a timely basis in accordance with U.S. generally accepted accounting principles;

•	Establish procedures to identify and periodically assess revenue collections and member attrition to ensure any changes or adjustments were accounted for in accordance with U.S. generally accepted accounting principles; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to revenue recognition were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4.	Inadequate controls associated with accounting for fixed assets. The Company did not maintain effective policies and procedures related to its accounting for fixed assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for fixed assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement fixed asset accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively perform and document procedures to periodically assess the valuation of fixed assets;

•	Effectively perform and document controls related to the ongoing monitoring of events that might require interim impairment analysis;

•	Effectively perform and document procedures to periodically review the valuation of capitalized costs incurred prior to the opening of a fitness center;

•	Effectively perform and document a review of fixed asset depreciation;

•	Effectively perform and document procedures to review capitalizable labor costs;

•	Effectively reconcile the subsidiary fixed asset ledger to consolidated fixed asset information; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to fixed assets were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

5.	Inadequate controls associated with accounting for goodwill and other intangible assets. The Company did not maintain effective policies and procedures related to its accounting for goodwill and other intangible assets and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for goodwill and other intangible assets to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Select and implement accounting policies in accordance with U.S. generally accepted accounting principles;

•	Effectively identify, and allocate an appropriate portion of the cost of an acquisition to, identifiable intangible assets in conjunction with its purchase business combinations;

•	Effectively perform and document procedures to periodically reassess the valuation of goodwill; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to goodwill and other intangible assets were appropriately understood and considered.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

6.	Inadequate controls associated with accounting for leases. The Company did not maintain effective policies and procedures related to its accounting for leases and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for leases to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Perform and document procedures to ensure that leasehold improvements were properly depreciated over the lesser of the economic useful life or the lease term;

•	Perform and document procedures to ensure leases were appropriately accounted for as capital or operating leases;

•	Design and perform policies and procedures relating to the identification, valuation, and disclosure of contingent liabilities related to lease guarantees; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to leases were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

7.	Inadequate controls associated with accounting for accrued liabilities. The Company did not maintain effective policies and procedures related to its accounting for accrued liabilities and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for accrued liabilities to ensure that such accounting complied with U.S. generally accepted accounting principles. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to:

•	Effectively perform and document procedures to periodically evaluate the reasonableness of assumptions used to estimate liabilities associated with workers compensation, health care, and other insured arrangements with retained risk;

•	Perform and document procedures to periodically evaluate items that may meet the definition of unclaimed property, in order to properly value the Company’s escheatment liability;

•	Effectively perform and document procedures to reconcile commission and other payroll related liabilities to supporting detail;

•	Effectively perform and document a review of expenses incurred in one period and paid in subsequent periods to ensure that the related accounting is reflected in the appropriate period; and

•	Execute policies and procedures to ensure that the financial reporting and disclosure obligations related to accrued liabilities were appropriately understood and considered.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

8.	Inadequate controls associated with accounting for internal use computer software. The Company did not maintain adequate policies and procedures or employ sufficiently knowledgeable and experienced personnel to ensure appropriate application of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This lack of effective policies and procedures and lack of knowledge and experience contributed to the Company’s failure to select and implement software accounting policies in accordance with U.S. generally accepted accounting principles, and effectively perform and document procedures to periodically reassess their valuation.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

9.	Inadequate Information Technology Development and Change Controls. The Company did not maintain adequate policies and procedures over the administration of its program development and change activities nor were existing policies and procedures consistently applied. Specifically, controls over the authorization, testing, and validation of applications prior to being placed into production were either not formalized or not consistently executed in order to support financial reporting requirements.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

10.	Deficiencies in equity compensation monitoring and review procedures. The Company did not maintain adequate policies and procedures over the administration of its equity compensation programs and did not employ personnel with the appropriate level of knowledge and experience to prepare, document and review its accounting for the equity compensation programs to ensure that such accounting complied with U.S. generally accepted accounting principles. Specifically, the Company did not have:

•	Adequate policies and procedures to identify, periodically assess, and respond to events that give rise to changes in the rights or obligations of equity compensation holders; and

•	Effective policies and procedures to ensure that the financial reporting and disclosure obligations related to the acceleration of vesting and the exercise of expired options were appropriately understood and considered.

These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

11.	Inadequate financial statement preparation and review procedures. The Company did not maintain effective policies and procedures related to its financial statement preparation and review procedures and did not employ personnel with the appropriate level of knowledge and experience to ensure that accurate and reliable interim and annual consolidated financial statements were prepared and reviewed on a timely basis. Specifically, the Company did not have:

•	Effective reconciliation of significant balance sheet accounts;

•	Effective reconciliation of subsidiaries’ accounts to consolidating financial information;

•	Effective reconciliation and conversion of foreign financial statements to consolidated financial information;

•	Policies and procedures relating to the origination and maintenance of contemporaneous documentation to support key judgments made in connection with the selection of significant accounting policies or the application of judgments within its financial reporting process;

•	Policies and procedures related to the identification and disclosure of subsequent events;

•	Policies and procedures related to the review of complex or unusual transactions;

•	Adequate policies and procedures related to the review and approval of accounting entries;

•	Sufficient retention policies with respect to historical documentation that formed the basis of prior accounting judgments that have continuing relevance; and

•	Effective review of financial statement information, and related presentation and disclosure requirements.

These deficiencies resulted in material misstatements in the Company’s preliminary 2006 annual consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated June 29, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Bally Total Fitness Holding Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bally Total Fitness Holding Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Chicago, Illinois
June 29, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The name, age and position held of each of the directors and executive officers of the Company as of June 15, 2007 are set forth below:

				Term
Name	Age	Position with the Company	Executive/Director Since	Expires

Don R. Kornstein	55	Interim Chairman, Chief Restructuring Officer, Director	2006	2009
Julie Adams	61	Senior Vice President, Membership Services	2003
Marc D. Bassewitz	50	Senior Vice President, Secretary and General Counsel	2005
Ronald G. Eidell	63	Senior Vice President, Chief Financial Officer	2006
William G. Fanelli	45	Senior Vice President, Corporate Development	1997
Michael A. Feder	60	Chief Operating Officer	2007
Gail J. Holmberg	51	Senior Vice President, Chief Information Officer	2006
Thomas S. Massimino	47	Senior Vice President, Operations	2006
Harold Morgan	50	Senior Vice President, Chief Administrative Officer	1996
John H. Wildman	47	Senior Vice President, Sales and Interim Chief Marketing Officer	1996
Teresa R. Willows	48	Senior Vice President, Customer Care and Member Services	2006
Charles J. Burdick	55	Director	2006	2008
Barry R. Elson	66	Director	2006	2008
Eric Langshur	43	Director	2004	2007

Don R. Kornstein was appointed Chief Restructuring Officer on May 4, 2007. Additionally, Mr. Kornstein has served as a director since February 2006 and as interim Chairman since August 2006. Mr. Kornstein has been a consultant for the past five years specializing in strategic, financial and management advisory services. Since 2002, Mr. Kornstein has been the founder and managing member of Alpine Advisors LLC, which provides value-enhancing strategic management, operational and financial consulting services to a wide range of companies with varying needs. From 2000 until 2001, in his capacity as a consultant, Mr. Kornstein served as the interim Chief Operating Officer of First World Communications, Inc., a telecom and internet company. From 1994 until 2000, Mr. Kornstein served as the Chief Executive Officer, President and a director of Jackpot Enterprises, Inc., an NYSE-listed company engaged in the gaming industry. From 1977 until 1994, Mr. Kornstein was an investment banker with Bear, Stearns & Co. Inc. Mr. Kornstein is a director of Cash Systems, Inc., a cash access technology provider to the gaming industry.

Julie Adams was appointed Senior Vice President, Membership Services of the Company in February 2003. Ms. Adams was Vice President of Membership Services from November 1997 to February 2003.

Marc D. Bassewitz was appointed Senior Vice President and General Counsel of the Company in January 2005. Prior to joining Bally, Mr. Bassewitz served as outside counsel for the Company in his position as a partner at Latham & Watkins LLP.

Ronald G. Eidell was appointed Senior Vice President and Chief Financial Officer in August 2006, having served as Senior Vice President, Finance since April 2006. Prior to joining Bally, Mr. Eidell served as interim President and CEO of NeoPharm, Inc. from March 2005 to October 2005. Mr. Eidell has been a partner with Tatum LLC, a national professional services firm, since October 2004. Prior to that he served as the Chief Financial Officer of each of Esoterix, Inc., a provider of medical testing services, from 2001-2003, NovaMed, Inc., a healthcare provider, from 1998-2001, and Metromail Corporation, a provider of information services, from 1996-1998. He currently serves as a director of NeoPharm, Inc., but has indicated that he will not stand for reelection at NeoPharm’s next annual meeting.

Michael A. Feder was appointed Chief Operating Officer on June 5, 2007. Mr. Feder is a Managing Director of AlixPartners, a financial advisory firm specializing in business performance improvement and corporate restructuring initiatives. In his capacity as a consultant, Mr. Feder has served in a variety of senior leadership positions with both public and private companies. Since November 2005, Mr. Feder has served as an advisor to Calpine Corporation. From June 2005 to October 2005, Mr. Feder served as the interim Chief Executive Officer of InteliStaf, a privately held company in the nurse-staffing industry. From January 2004 to May 2005, Mr. Feder served as the Chief Restructuring Officer of Avado Brands, Inc., a casual dining restaurant operator. From September 2002 to January 2004, Mr. Feder served as the Chief Restructuring Officer of DIRECTV — Latin America.

William G. Fanelli was appointed Senior Vice President, Corporate Development of the Company in December 2006. Mr. Fanelli held the position of Senior Vice President, Planning and Development from March 2005 to December 2006, and was Acting Chief Financial Officer from April 2004 to March 2005. He also served as Senior Vice President, Finance from June 2001 to April 2004 and was Senior Vice President, Operations from November 1997 to June 2001.

Gail Holmberg was appointed Senior Vice President, Chief Information Officer in March 2006. Ms. Holmberg held the position of Vice President, Chief Information Officer from February 2003 to March 2006. Prior to joining Bally, Ms. Holmberg served as Senior Director of Administrative Systems for Sears, Roebuck and Co. from January 2001 to October 2001.

Thomas S. Massimino was appointed Senior Vice President, Operations of the Company in March 2006. Mr. Massimino held the position of Vice President, Operations from September 2001 to March 2006.

Harold Morgan was appointed Senior Vice President, Chief Administration Officer in February 2003. Mr. Morgan held the position of Senior Vice President, Human Resources from December 1996 to February 2003.

John H. Wildman was appointed Senior Vice President, Sales and Interim Chief Marketing Officer on June 5, 2007. Prior to this appointment, Mr. Wildman served as Senior Vice President and Chief Operating Officer since December 2002 and as Senior Vice President, Sales and Marketing from December 1996 to December 2002.

Teresa R. Willows was appointed Senior Vice President, Customer Care and Member Services in December 2006. Prior to this appointment, Ms. Willows served as Vice President, Fitness, Retail and Nutrition Services since September 2006 and as Vice President, Fitness Services since November 2000.

Charles J. Burdick has served as a director since February 2006. Mr. Burdick is a member of the Pardus Capital Management Advisory Board and a non-executive director of each of CTC Media, Comverse Technologies and Kaupthing, Singer & Friedlander, a subsidiary of Kaupthing Group. Previously, Mr. Burdick was Chief Executive Officer and a director of HIT Entertainment Plc, a London-based production company of children’s programming, and Chief Executive Officer and a director at Telewest Communications Group, Ltd, a cable company in England, where he earlier also held the post of Chief Financial Officer.

Barry R. Elson has served as a director since February 2006. From August 2006 through May 31, 2007, Mr. Elson also served as Acting Chief Executive Officer of the Company. Mr. Elson was recently Chairman, then Acting Chief Executive Officer and a director of Telewest Global, Inc., a provider of entertainment and communication services. Mr. Elson earlier served as Acting Chief Executive Officer of Telewest Communications Group,

Ltd., prior to that he was the President of Pilot Associates, a management consulting firm, Chief Operating Officer of Urban Medial Communications Corporation, a venture capital-backed communications firm, President of Conectiv Enterprises, a mid-Atlantic energy company, and Executive Vice President, Operations for Cox Communications, Inc. Earlier in his career, Mr. Elson ran three professional sports organizations, the New York Nets, the New York Islanders and the Colorado Rockies.

Eric Langshur is the Founder and Chief Executive Officer of TLContact and now serves as Chief Executive Officer of CarePages, Inc., a division of Revolution Health Group, LLC, which acquired TLContact in May 2007. Mr. Langshur previously served as President of Bombardier Aerospace, CAS. Prior thereto, he was President of United Technologies ONSI Corporation, and prior to that post held several senior management positions within divisions of United Technologies, including Pratt & Whitney and Hamilton Standard. Mr. Langshur is a director of Corsair Capital Group, and serves as a member of the Governor’s Blue Ribbon Pension Commission in Illinois.

Audit Committee

The Company has a separately designated audit committee of the Board established in accordance with the Exchange Act. Currently, Eric Langshur and Charles J. Burdick serve as members of the Audit Committee. Our Board has determined that each member of the Audit Committee is independent, as that term is defined in the Exchange Act, and that Mr. Burdick is also an “audit committee financial expert” as defined by the SEC.

Contacting the Board of Directors

Stockholders who wish to communicate with the Board of Directors may do so by sending written communications to the Board of Directors at the following address: Board of Directors, c/o Corporate Secretary, Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, Chicago, Illinois 60631. Stockholders who wish to direct communications to only the independent directors of Bally may do so by sending written communications to the independent directors at the following address: Independent Directors, c/o Corporate Secretary, Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, Chicago, Illinois 60631.

Governance Principles

The Board of Directors’ Corporate Governance Guidelines, which include guidelines for determining director independence and qualifications for directors, are published on the Investor Information — Corporate Governance section of Bally’s website at www.ballyfitness.com. All of Bally’s other corporate governance materials, including the committee charters and key practices, are also published on the Investor Information — Corporate Governance section of Bally’s website. These materials are also available in print to any stockholder upon request. The Board regularly reviews corporate governance developments and modifies its Corporate Governance Guidelines, committee charters and key practices as warranted. Any modifications are reflected on Bally’s website.

Director Independence

The Board of Directors has adopted standards for director independence for determining whether a director is independent from management. These standards are based upon the listing standards of the NYSE and applicable laws and regulations and can be found in the Company’s Corporate Governance Guidelines. In accordance with these standards, to be “independent,” a director must have no material relationship with the Company, directly or indirectly, except as a director. In addition, a majority of the directors serving on the Board must be independent.

The Board of Directors reviews annually any relationships that a director has with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), based on applicable standards and on a summary of the answers to annual questionnaires completed by each of the directors. The Board of Directors has affirmatively determined, on these bases, that as of the date of this filing, all of the Company’s directors are independent, other than Mr. Kornstein, the Company’s interim Chairman and Chief Restructuring Officer, who is not independent for these purposes. Accordingly, three of the four directors are independent. The Board has also determined that all Board standing committees are composed of at least a majority of independent directors.

With respect to individuals who served as directors during 2006, but were not directors as of December 31, 2006, the Board of Directors previously detemined that all such directors were independent, other than Mr. Toback, our former Chairman, President and Chief Executive Officer.

Separate Sessions of Non-Management Directors

The Corporate Governance Guidelines of the Company provide for regular executive sessions of the non-management directors without management participation. A “non-management director” is a director who is not an “officer” of the Company within the meaning of Rule 16a-1(f) under the Securities Act of 1933, as amended. The independent directors meet in executive session at least four times annually.

Code of Ethics

Our Board has adopted a Code of Business Conduct, Practices and Ethics (the “Code of Ethics”) applicable to the members of our Board and our officers. A copy of our Code of Ethics can be obtained from the Company, without charge, by written request to the Secretary at the Company’s address and is posted on the Company’s website (www.ballyfitness.com).

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is required to identify any director, executive officer or beneficial owner of more than ten percent of the common stock, or any other person subject to Section 16 of the Exchange Act, that failed to file on a timely basis, as disclosed in their forms, reports required by Section 16(a) of the Exchange Act. To our knowledge, based on information furnished to us, all of these filing requirements were satisfied for 2006.

Item 11.	Executive Compensation

Compensation Discussion And Analysis

Overview of 2006 Executive Compensation

In this Compensation Discussion and Analysis, we address the compensation paid or awarded to our executive officers listed in the Summary Compensation Table that follows this discussion. We sometimes refer to these executive officers as our “named executive officers” or “NEOs.” This Compensation Discussion and Analysis does not address the basis for 2006 compensation paid to (a) Messrs. Eidell and Elson, both of whom served in 2006 pursuant to agreements with the Company; or (b) Messrs. Landeck or Toback, both of whom terminated their employment with the Company and received compensation pursuant to separation agreements. The 2006 compensation arrangements applicable to these four named executive officers are detailed in “Employment and Separation Agreements” below. All compensation paid to these four named executive officers is set forth in the Summary Compensation Table below.

Compensation Objectives

The compensation paid or awarded to our named executive officers is generally designed to meet the following objectives:

•	Provide compensation that is competitive in order to compete for management talent. We refer to this objective as “competitive compensation.”

•	Condition a majority of a named executive officer’s compensation on a combination of short and long-term performance. We refer to this objective as “performance incentives.”

•	Encourage the aggregation and maintenance of meaningful equity ownership, and the alignment of executive officer and stockholder interests as an incentive to increase stockholder value. We refer to this objective as “stockholder incentives.”

•	Provide an incentive for long-term continued employment with us. We refer to this objective as “retention incentives.”

The principal components of compensation that we typically pay to the named executive officers to meet these objectives are as follows:

Type of Compensation	Objectives Addressed

Salary	Competitive Compensation

Annual Incentive Compensation	Competitive Compensation
Performance Incentives
Retention Incentives

Equity Compensation (Stock Options and Restricted Stock Awards)	Performance Incentives Stockholder Incentives
Retention Incentives

In 2006, no new equity compensation grants (in the form of either stock options or restricted stock awards) were made to our named executive officers, because there was not an equity incentive plan applicable to named executive officers in effect between January 3 and December 19, 2006. For a detailed description of the Company’s previous and current equity compensation plans, see “Executive and Director Compensation” below.

Determination of Competitive Compensation

In assessing competitive compensation for 2006, we relied on data provided to us in 2005 by our compensation consultants, AON Consulting. The data provided by AON Consulting focused on the compensation level of a comparator group of sporting retail stores, entertainment, and large multi-site retail companies. The revenues in this comparator group (when the survey was done) range from approximately $133 million to $11.6 billion. The comparator companies included the following:

Big 5 Sporting Goods Corp.	Gymboree Corp.
Blockbuster, Inc.	Hastings Entertainment, Inc.
Callaway Golf Co.	K2, Inc.
Circuit City Stores, Inc.	Nautilus Group, Inc.
Dicks Sporting Goods, Inc.	Radioshack Corp.
Galyans Trading Co., Inc.	Sports Club Co., Inc.
Gaylord Entertainment Co.	Staples, Inc.
Guitar Center, Inc.	Toys R Us, Inc.

We have historically sought to structure total direct compensation, namely base salary, annual incentive plan payout at target levels and long term incentives, at a level that approximates the 75th percentile of the comparator companies. We have not followed this guideline rigidly, and the Compensation Committee of our Board of Directors has from time to time made determinations that represent a departure from this general guideline. Moreover, a majority of our compensation is performance-based, and actual cash compensation paid to our named executive officers may vary considerably from that paid to executive officers in the comparator companies, based on achievement of performance targets. In the past, as explained in more detail below under “Long Term Incentives — Stock Options,” our long-term incentive compensation was largely based on stock options and restricted stock. Many of the comparator companies provide other forms of long-term incentives.

Components of Executive Compensation Program

Salaries

The salary amounts set forth in the Summary Compensation Table reflect salary decisions made by the Compensation Committee of our Board of Directors in 2006 and 2007.

In determining executive officer salaries, we consider an executive’s performance in the preceding year as well as such executive’s anticipated responsibilities in the upcoming year. We also reference salary practices by the comparator companies. Specifically, we compare the top highest paid executives in the comparator companies to the top highest paid Bally executives based on the data provided by AON Consulting.

Annual Incentive Plan

The principal objective of our annual incentive plan is to provide incentive to achieve performance goals that support long-term stockholder returns. In addition, the annual incentive plan supports our objective for competitive compensation. In setting the annual incentive plan target bonuses, we consider competitive factors, including total cash compensation. This guideline influences our target award levels, but actual payouts to named executive officers can vary significantly based on actual performance. Accordingly, the executive’s and the Company’s performance will determine whether or not the executive actually receives competitive compensation.

We set target award levels for our executive officers based on a percentage of their salary. The percentage of salary payable at target award levels for all eligible executive officers for 2006 was 50% of base salary; the same percentage was applicable to all eligible executive officers. We believe that this practice unified the commitment of the affected executive officers to achievement of our annual performance goals.

For named executive officers, 50% of the target award has historically been designed to be based on achievement of individual goals and performance ratings and 50% was based on various corporate performance measures. Generally, however, the corporate performance measure is a percentage of EBITDA. However, for 2006, the Compensation Committee decided to utilize a more individual and discretionary approach to short term incentives. The Compensation Committee believed that this approach to short-term incentives was warranted, in light of the significant uncertainties associated with the Company’s performance and projected 2006 EBITDA targets, as a means of providing sufficient incentives and retention considerations to named executive officers for their performance in 2006.

Based on the applicable performance ratings, as adjusted to reflect individual performance, incentive payments to the eligible named executive officers were as follows:

		Actual Award as Percentage of Target
Name	Actual Award	Award Opportunity

Marc Bassewitz	$175,000	100%
John Wildman	$150,000	80%
James McDonald	$95,000	54.29%

None of the other named executive officers received bonuses for performance in 2006.

Long-Term Incentives — Stock Options & Restricted Stock Awards

We believe that stock ownership by executives is important to aligning executives’ interest with those of stockholders. We believe it is important to grant a mixture of long-term equity instruments that in the aggregate provide both reward for value appreciation as well as retention and tangible value for services during and after the vesting period. We believe that by awarding both stock options and restricted stock we have aligned the executives more appropriately than if we were to award only one type of stock-based equity instrument. Stock options and restricted stock help us meet our objectives to provide stockholder incentives, competitive compensation, retention incentives and performance incentives.

In the past, we have utilized options on our common stock as a principal form of long-term compensation. Our stock options generally:

•	have a 10 year term;

•	vest as to all underlying shares on the third anniversary of the date of the grant; and

•	have an exercise price equal to or greater than the fair market value per share on or prior to the date of grant, which we determine based on the closing price of the common stock.

We believe stock options provide a strong incentive to increase stockholder value, because the value of the stock options is entirely dependent on the increase in the market price of our common stock following the date of grant. The options are used as a value appreciation instrument as the executive realizes value only if the stock price increases. This aligns the interests of the executives with the interests of the stockholders.

We have also used restricted stock awards as an incentive and retention device to reward our executives over the long-term and to align them with our stockholders in optimizing the value of the Company. Such awards can be granted with performance vesting restrictions or with time vesting restrictions. Our restricted stock issued with time vesting restrictions typically vests after four years provided the executive is employed by the Company on the vesting date. This vesting arrangement is typically referred to as “cliff vesting.”

The Company has maintained three plans (collectively the “Plans”) to provide incentive awards to named executive officers and key employees. Only the Inducement Plan described below was in effect throughout 2006. The 1996 Long-Term Incentive Plan (the “Incentive Plan”) provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards to officers and key employees of the Company. There have been no grants under the Incentive Plan since December 31, 2005, and the Incentive Plan expired on January 3, 2006.

To replace the Incentive Plan, in December 2006, the Company adopted (and the Company’s shareholders approved) the 2007 Omnibus Equity Compensation Plan (“Omnibus Plan”). Under the Omnibus Plan, the Company will be able to grant stock options, stock units, stock awards, dividend equivalents and other stock-based awards to employees and non-employee directors, and employees of its subsidiaries. No awards have been granted under the Omnibus Plan.

Additionally, the Inducement Award Equity Incentive Plan (the “Inducement Plan”) is a means of providing equity compensation to induce the acceptance and continuation of employment of newly hired officers and key employees of the Company. The Company adopted the Inducement Plan because the Incentive Plan lacked sufficient shares available to provide necessary equity inducement for new employees. No awards were made to any named executive officer under the Inducement Plan in 2006.

In 2006, no new equity compensation grants (in the form of either stock options or restricted stock awards) were made to our named executive officers, because there was not an equity incentive plan in effect between January 3, 2006 (when the Incentive Plan expired) and December 19, 2006 (when the Omnibus Plan became effective).

Perquisites

We currently provide our named executive officers with certain perquisites and additional insurance benefits, which we believe to be necessary competitive compensation. These perquisites, which are described generally below, are detailed for each named executive officer in the 2006 Summary Compensation Table set forth in “Executive and Director Compensation.”

In 2006, Messrs. Bassewitz, McDonald and Wildman each received a monthly car allowance of $1,458, $1,250 and $1,458, respectively. In addition, these executive officers were eligible for reimbursement of expenses up to $6,000, $8,000 and $6,000 per year, respectively, for services provided by a qualified financial counselor, including the preparation of personal income tax returns.

We purchase individual life insurance policies, in the amount of 3 times each executive’s base salary and bonus, for all executive officers. We also purchase long term disability insurance in excess of the benefit provided by the Company’s group insurance plan, such that an affected executive officer’s long-term disability benefit totals 60% of the executive officer’s annual base salary rate in effect as of the last day of the immediately preceding calendar year.

Finally, we also reimburse named executive officers for up to $2,000 per year for expenses incurred for the provisions of personal security services.

Employment Agreements, Change in Control and Separation Agreements

As of December 31, 2006, the Company was party to employment agreements and change in control arrangements with three of our named executive officers, Messrs. Bassewitz, Wildman and McDonald (collectively, the “Employment Agreements”). In the case of Messrs. Bassewitz and McDonald, such agreements were entered into upon commencement of their employment with the Company. In the case of Mr. Wildman, such agreement was entered into on January 1, 2006, in connection with Mr. Wildman’s increased operational responsibilities, including oversight of retail operations. In making the determination to enter into the Employment Agreements, we considered the need to provide competitive compensation in order to create management stability during a period of uncertainty. Absent such agreements, there is an increased risk that executive officers may be encouraged to seek other employment opportunities if they became concerned about their employment security following a change in control.

We believe that the agreements serve to provide financial security to an executive officer in the event the executive officer is terminated without cause following a change in control, by providing a meaningful payment to the executive officer. The agreements also provide clear statements of the rights of the executive officers and protect against a change in employment and other terms by an acquirer that would be unfavorable to the executive officer. We also determined to provide benefits, although at a lower level, for certain types of employment terminations that do not follow a change in control. We believe these severance obligations provide a competitive benefit that enhances our ability to retain capable executive officers.

The Company entered into a Separation Agreement dated as of August 10, 2006, providing for separation of Paul A. Toback from his role as Chairman, President and Chief Executive Officer of the Company effective August 11, 2006. The Company also entered into a Separation Agreement dated as of August 1, 2006, providing for separation of Carl Landeck from his role as Chief Financial Officer of the Company effective April 13, 2006 (collectively the “Separation Agreements”).

On June 13, 2007, the Company entered into a Confidential Settlement Agreement and Mutual General Release with James A. McDonald, who had been employed by the Company as its Senior Vice President and Chief Marketing Officer since May 2, 2005, providing for the termination of Mr. McDonald’s employment with the Company effective June 29, 2007. Notwithstanding this termination, Mr. McDonald remains a named executive officer for purposes of reporting 2006 executive compensation.

For a more detailed discussion of the Separation Agreements and Employment Agreements, see “Employment and Separation Agreements” below.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and its four other highest paid executive officers, unless certain conditions are met. To the extent feasible, we structure executive compensation to preserve deductibility for federal income tax purposes. Nevertheless, we retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of our Company. No executive’s compensation exceeded the deductibility limit in 2006.

Under our change in control and severance agreements, our executive officers will be entitled to receive an additional payment if payments to them resulting from a change in control are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code. It is possible that a change in control could result in those additional payments to our executive officers. Nevertheless, we believe that the payments relating to the excise tax are appropriate to preserve the intended benefits under the agreements, as well as the incentive for executive officers to maintain their employment with us.

Role of the Compensation Committee In Executive Compensation

As set forth in the Charter of the Compensation Committee, one of the Compensation Committee’s purposes is to administer our executive compensation program. It is the Compensation Committee’s responsibility to oversee the design of executive compensation programs, recommend to the Board of Directors the types and amounts of compensation for executive officers, and administer our incentive compensation and stock option plans. Our human resources department supports the Compensation Committee’s work, and in some cases acts under delegated authority to administer compensation programs. In addition, as described above, the Compensation Committee directly engages outside consulting firms to assist in its review of compensation for executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed this Compensation Discussion and Analysis and discussed its contents with members of the Company’s management. Based on this review and discussion, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Company’s 2006 Annual Report on Form 10-K.

The Compensation Committee:

Mr. Burdick
Mr. Kornstein (Chair through June 1, 2007)
Mr. Langshur

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Executive and Director Compensation

Summary of 2006 Executive Compensation

The following table sets forth information regarding 2006 compensation that is required to be disclosed by SEC registrants under the rules promulgated by the SEC for our former Acting Chief Executive Officer, our former Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2006. In the discussion that follows, we refer to these individuals as our named executive officers. For more information on the terms of their employment see “Potential Payments Upon Termination or Change in Control” and “Employment and Separation Agreements” below.

SUMMARY 2006 COMPENSATION TABLE

				Stock	Option	Non-Equity	All Other
		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	Compensation	($)(4)	($)

Barry R. Elson(5)	2006	233,871	—	—	—	—	—	233,871
Former Acting Chief Executive Officer
Paul A. Toback(6)	2006	422,282	—	925,312	545,425	—	4,733,309	6,626,328
Former Chairman, President and Chief Executive Officer
Ronald G. Eidell(7)	2006	319,015	—	—	—	—	—	319,015
Senior Vice President and Chief Financial Officer
Carl Landeck(8)	2006	123,077	—	376,979	220,176	—	1,047,282	1,767,514
Former Senior Vice President and Chief Financial Officer
Marc D. Bassewitz	2006	350,000	175,000	96,250	59,459	—	24,518	705,227
Senior Vice President, Secretary and General Counsel
James A. McDonald(9)	2006	350,000	95,000	96,250	39,400	—	171,486	752,136
Former Senior Vice President, Chief Marketing Officer
John H. Wildman(10)	2006	375,000	150,000	105,000	128,377	—	26,953	785,330
Senior Vice President, Former Chief Operating Officer

(1)	The 2006 bonus represents the bonus earned in 2006 and paid in March 2007 under the Company’s annual incentive plan.

(2)	Reflects the aggregate expense recognized for financial statement reporting purposes in 2006, disregarding the possibility of forfeitures related to vesting conditions, in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, for restricted stock awards granted prior to 2006 for which we continue to recognize expense. No restricted stock awards were granted during 2006 to a named executive officer. The awards granted prior to 2006 vest upon the earliest to occur of a) four years from date of issuance, b) a Change in Control of the Company, (c) the grantee’s death or (d) the grantee having become “disabled” within the meaning of Section (22)(e)(3) of the Internal Revenue Code.

(3)	Reflects the aggregate expense recognized for financial statement reporting purposes in 2006, disregarding the possibility of forfeitures related to vesting conditions, in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, for stock option awards granted prior to 2006 for which we continue to recognize expense in 2006. No stock option awards were granted during 2006 to a named executive officer. We amortize the expense for the grant date fair value of the stock option awards over the vesting period using the graded method.

In determining the estimated fair value of our share-based awards as of the grant date, we used the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2006:

Expected Dividend Yield	0%
Expected Volatility in Stock Price	52.0%
Risk-Free Interest Rate	4.73%
Expected Life of Stock Awards	6 years
Weighted-Average Fair Value at Grant Date	$3.41

(4)	All Other Compensation for 2006 consists of the items set forth in the table below:

					Miscellaneous
	Payments Under		Executive	Executive	Compensation
	Separation	Auto	Medical Plan	Disability	(Relocation
	Agreement*	Allowance	Premiums	Insurance	Expenses)

Paul A. Toback	$4,709,448	$12,616	$6,833	$4,412	**
Marc D. Bassewitz	—	$17,500	$4,556	$2,461	**
Carl Landeck	$1,019,550	$4,615	$3,417	—	$19,700
James A. McDonald	—	$15,000	$2,278	$5,208	$149,000
John H. Wildman	—	$17,212	$6,833	$2,908	**

*	The Company entered into a separation agreement with each of Messrs. Toback and Landeck in 2006. For details of these agreements, see “Employment and Separation Agreements” below.

**	Less than $10,000 in aggregate.

(5)	Mr. Elson served as Acting Chief Executive Officer from August 11, 2006 through May 31, 2007. Compensation in the amount of $122,064, received by Mr. Elson for his 2006 services as a director, is not reflected in this Summary Compensation Table, but is reflected in “Director Compensation” below.

(6)	Mr. Toback resigned as Chairman, President and Chief Executive Officer of the Company effective August 10, 2006.

(7)	Mr. Eidell has been employed by the Company since April 2006 and has served as Chief Financial Officer since August 6, 2006. As set forth below in “Employment and Separation Agreements,” Mr. Eidell serves the Company pursuant to an interim executive services agreement between the Company and Tatum, LLC, in which Mr. Eidell is a partner, and the Company has no obligation to provide Mr. Eidell with any benefits or incentives other than his monthly salary.

(8)	Mr. Landeck ceased being an employee of the Company effective April 13, 2006.

(9)	Mr. McDonald’s employment was terminated effective June 29, 2007. See “Employment and Separation Agreements” below for a summary of the terms and conditions of Mr. McDonald’s separation.

(10)	Mr. Wildman ceased serving as Chief Operating Officer of the Company effective June 5, 2007. Since that date, Mr. Wildman has served as the Company’s Senior Vice President, Sales and Interim Chief Marketing Officer.

2006 Grants of Plan-Based Awards

In 2006, the Company did not make any grants or awards to a named executive officer under any non-equity or equity incentive plan.

Outstanding Equity Awards at December 31, 2006

The following table shows outstanding equity awards held by the named executive officers as of December 31, 2006.

Equity
Incentive
										Equity	Plan
										Incentive	Awards;
										Plan	Market
			Equity							Awards;	or Payout
			Incentive							Number	Value of
			Plan							of Unearned	Unearned
			Awards;					Market		Shares,	Shares,
	Number of	Number of	Number				Number of	Value of		Units or	Units or
	Securities	Securities	of Securities				Shares or	Shares or		Other	Other
	Underlying	Underlying	Underlying				Units	Units		Rights	Rights
	Unexercised	Unexercised	Unexercised	Option			that	that Have		that Have	that Have
	Options	Options	Unearned	Exercise	Option	Option	Have Not	Not	Stock	Not	Not
	(Exercisable)	(Unexercisable)	Options	Price	Grant	Expiration	Vested	Vested	Grant	Vested	Vested
Name	(#)	(#)(1)	(#)	($)	Date	Date	(#)	($)(2)	Date	(#)	($)

Barry R. Elson	—	—	—	—		—	—	—		—	—
Paul A. Toback	—	—	—	—		—	—	—		—	—
Ronald G. Eidell	—	—	—	—		—	—	—		—	—
Carl Landeck	—	—	—	—		—	—	—		—	—

Marc D. Bassewitz	24,335	48,665	16,666	4.21	03/08/05	03/08/15	55,000	134,200	11/29/05	—	—
			16,666	3.51	03/08/05	03/08/15
			15,333	7.01	11/29/05	11/29/15

			13,333	2.91	05/26/05	05/26/15	55,000
James A. McDonald	14,334	28,666	15,333	7.01	11/29/05	11/29/15		134,200	11/29/05	—	—

			40,000	4.21	03/08/05	03/08/15	60,000
John H. Wildman	238,334	56,666	16,666	7.01	11/29/05	11/29/15		146,400	11/29/05	—	—

(1)	All options reflected in this table vest in accordance with the descriptions below of the Long Term Incentive Plan and Inducement Plan.

(2)	Based on the NYSE closing price of $2.45 for the common stock on December 31, 2006. Closing prices for the Company’s common stock have declined significantly since December 31, 2006; the over-the counter closing price reported on May 31, 2007 was $0.80.

Long-Term Incentive Plan

In January 1996, the Board of the Company adopted the Incentive Plan. The Incentive Plan provides for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Initially, 2,100,000 shares of common stock were reserved for issuance under the Incentive Plan.

Pursuant to the Incentive Plan, non-qualified stock options were generally granted with an exercise price equal to the fair market value of the common stock on the day prior to the grant. Incentive stock options were granted at not less than the fair market value of the common stock on the day prior to the grant. Option grants become exercisable at the discretion of the Compensation Committee, generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms.

In November 1997, June 1999, December 2000 and June 2002 the Incentive Plan was amended to increase the aggregate number of shares of common stock that may be granted under the Incentive Plan to an aggregate of 8,600,000 shares. At December 31, 2005, 283,965 shares of common stock were available for future grant under the Incentive Plan; no awards were granted under the Incentive Plan from December 31, 2005 to January 3, 2006. The Incentive Plan expired on January 3, 2006 (although the terms of the Incentive Plan apply to grants still outstanding thereunder).

Inducement Award Equity Incentive Plan

On March 8, 2005, the Company’s Compensation Committee adopted the Inducement Plan as a means of providing equity compensation to induce the acceptance and continuation of employment of newly hired officers and key employees of the Company. The Company adopted the Inducement Plan because of the 1996 Long-Term Incentive Plan’s potential lack of sufficient shares available to provide necessary equity inducement for new employees.

Under the Inducement Plan, the Company (with the approval of the Board, the Compensation Committee and/or their delegates, hereinafter “Administrator”) may grant common stock as a material inducement to eligible employees, either from time to time in the discretion of the Administrator or automatically upon the occurrence of specified events. The Administrator in its sole discretion determines whether an award may be granted, the number of shares of common stock awarded, the date an award may be exercised, vesting periods, and exercise price. Generally, options granted under the Inducement Plan become exercisable in three equal annual installments commencing one year from the date of the grant.

The Inducement Plan continues for a 10-year term ending March 8, 2015. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s common stock. As of December 31, 2006, 385,000 restricted shares and stock options covering an additional 181,500 shares have been granted. The restrictions applicable to 330,000 of these restricted shares lapsed in May and September 2005 under the terms of the Plan’s change in control provision. During 2006, the 23,000 options previously granted to Mr. Landeck on November 29, 2005 under the Inducement Plan were cancelled in connection with his departure from the Company. At December 31, 2006, 131,500 shares of common stock were available for future grant under the Inducement Plan.

2007 Omnibus Equity Compensation Plan

On December 19, 2006, the Company’s stockholders approved the adoption of the Omnibus Plan, which was previously approved by the Board. The Omnibus Plan provides for the issuance of a maximum of 3,000,000 shares of common stock in connection with the grant of stock options, stock units, stock awards, dividend equivalents and other stock-based awards. This Omnibus Plan is intended to replace the Incentive Plan, which terminated on January 3, 2006. To date, there have been no awards under the Omnibus Plan.

Option Exercises and Stock Vested

During the fiscal year 2006, no named executive officers exercised outstanding options, nor did any stock award (that was granted to a named executive officer prior to 2006) vest.

Potential Payments Upon Termination or Change in Control

We have entered into an Employment Agreement with each named executive officer (other than Messrs. Eidell and Elson) that provides for payments and benefits in connection with specified termination of employment events, including certain terminations following a change in control. Any payments or benefits provided under the termination provisions of the Employment Agreements are conditional upon the affected executive’s (a) resignation from all offices, directorships and fiduciary positions with the Company, its affiliates and its employee benefits plans; (b) execution of a release and indemnification agreement in a form acceptable to the Company; and (c) continued compliance with the employment agreement’s non-competition and confidentiality provisions.

Under any event of termination covered by the Employment Agreements, the executive officer may elect to continue group medical and dental coverage at the then prevailing employee rate for a period of 18 months from the date of termination. In the event an executive officer is liable for payment of any excise tax under Section 4999 of the Internal Revenue Code of 1986, the executive officer will receive a special tax reimbursement equal to the excise tax plus any additional federal, state and local income taxed attributable to the excise tax reimbursement.

The information in this section does not include information relating to the following:

•	payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including our tax-qualified defined contribution plan, restricted shares and shares underlying options that vested prior to the termination event; and

•	short-term incentive payments that would not be increased due to the termination event.

The following discussion describes payments that may be made to our named executive officers upon several events of termination, including termination in connection with a change in control, assuming the termination event occurred on December 31, 2006 (except as otherwise noted).

Involuntary Termination Without Cause Within Two Years Following Change In Control; Voluntary Termination With Good Reason

Upon termination of a named executive officer’s employment on an involuntary basis without cause within two years following a change in control or (b) on a voluntary basis for good reason, the executive officer would receive:

•	a lump sum cash severance payment equal to two times the sum of such executive officer’s (a) highest annual base salary plus (b) target bonus for the year in which such termination occurs (or, if the termination follows a change in control, the year in which the change in control occurs);

•	if termination occurs prior to payment of the annual bonus with respect to the immediately preceding calendar year, immediate payment of the full amount of the annual bonus;

•	payment for any unused, earned vacation days for the calendar year in which such termination occurs;

•	immediate vesting of all awards granted to the executive under any LTIP (“LTIP” includes any long-term incentive plan under which senior executives of the Company are eligible to receive equity compensation or other long-term incentive grants);

•	continuation of medical coverage for a period of 18 months, unless terminated earlier because the executive becomes covered under another medical plan; and

•	outplacement/career transition services.

A “change in control” occurs under the Employment Agreements if:

•	a person becomes the beneficial owner of 50% or more of the Company’s then-outstanding common stock or voting power;

•	the Company’s stockholders approve a merger or other business combination or a sale of all or substantially all of our assets, followed by the consummation of such transaction;

•	a change in the composition of the Board of Directors such that the “Incumbent Board” members no longer constitute at least a majority of the Board; or

•	the approval by the Company’s stockholders of a complete liquidation or dissolution of the Company.

“Good reason” means the occurrence of any of the following events, without the consent of the executive officer: (i) a material reduction in authority or responsibility, (ii) a reduction in compensation or (iii) a business relocation beyond reasonable commuting distance (this is defined as more than 20 highway miles from the principal work location).

The Employment Agreements do not provide for any payments or benefits in the event of a change of control unless the named executive officer is terminated within two years following the change in control. The Incentive Plan, however, provides for immediate vesting of outstanding equity awards in such event.

The Employment Agreements provide for a payment to the executive officer if (a) excess parachute payments to them following a change in control of the Company are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or (b) the vesting of restricted shares of Company stock following a change in control subjects the executive officer to income taxes.

Other Involuntary Terminations Without Cause

Upon termination of a named executive officer’s employment on an involuntary basis without cause, other than a termination within two years following a change in control, the executive officer would receive:

•	a lump sum cash severance payment equal to the greater of (a) all amounts of base salary that would otherwise be payable for the remainder of the then-current term of employment and that remain unpaid, or (b) 1.5 times the exective officer’s then-current annual base salary;

•	if termination occurs prior to payment of the annual bonus with respect to the immediately preceding calendar year, immediate payment of the full amount of the annual bonus;

•	a lump sum equal to 1.5 times the executive officer’s target annual bonus for the then-current calendar year;

•	payment for any unused, earned vacation days for the calendar year in which such termination occurs;

•	immediate vesting of all awards granted to the executive under any LTIP; and

•	continuation of medical coverage for a period of 18 months, unless terminated earlier because the executive becomes covered under another medical plan.

Involuntary Termination With Cause or Voluntary Resignation Without Good Reason

Upon the termination of a named executive officer’s employment with cause, or if a named executive officer resigns voluntarily without good reason, the executive officer would not be entitled to any payments, benefits or other amounts otherwise due under the executive officer’s Employment Agreement, but may, however, be eligible for certain benefits under the Company’s employee benefits plans. A named executive officer whose employment is terminated under either of these circumstances would remain subject to the restrictive covenants in his Employment Agreement relating to non-solicitation and confidentiality.

Termination Following Death or Disability

Upon the termination of a named executive officer’s employment due to the death or long-term disability of the executive officer, the executive officer (or his estate in the event of the executive’s death) would receive (in addition to payments due under applicable life or disability insurance policies):

•	immediate payment of any unpaid base salary through the date of his death or long-term disability;

•	if termination occurs prior to payment of the annual bonus with respect to the immediately preceding calendar year, immediate payment of the full amount of the annual bonus;

•	payment for any unused, earned vacation days for the calendar year in which such termination occurs; and

•	immediate vesting of all awards granted to the executive under any LTIP.

Termination at Expiration of Employment Agreement

Upon termination of a named executive officer’s employment, other than for cause, on the termination date of the officer’s Employment Agreement, the executive officer would receive:

•	a lump sum equal to the exective officer’s then-current annual base salary;

•	if termination occurs prior to payment of the annual bonus with respect to the calendar year in which the expiration occurs, immediate payment of the full amount of the annual bonus;

•	a lump sum equal to the executive officer’s target annual bonus for the then-current calendar year;

•	payment for any unused, earned vacation days for the calendar year in which such termination occurs; and

•	continuation of medical coverage for a period of 18 months, unless terminated earlier because the executive becomes covered under another medical plan.

See “Employment and Separation Agreements” below for a more detailed description of the amounts and benefits payable to each named executive officer with an Employment Agreement.

A change in control occurred, for purposes of the Employment Agreements in February 2006; the change in control event was a change in the composition of the Incumbent Board such that the Incumbent Board no longer constituted a majority of the Board. Accordingly, Messrs. Bassewitz and Wildman would be entitled to payments and benefits under their respective Employment Agreements if their employment is terminated within two years following such change in control. Additionally, certain restructuring options being considered by the Company could result in an additional change in control and trigger a new two-year measuring period for purposes of the Employment Agreements.

The following table quantifies the potential payments to Mr. Bassewitz by the Company in the event of termination of employment or a change in control of the Company, assuming the event had occurred on December 31, 2006:

	Involuntary	Involuntary
	Termination	Termination
	Following	Without Cause
	Change in	(Other Than	Termination	Termination at	Change of
	Control/Voluntary	Following	Following	Expiration of	Control
Benefits and	Resignation	Change in	Death or	Employment	(Employment Not
Payments Due Upon	With Good	Control)	Disability	Agreement	Terminated)
Specified Event	Reason ($)	($)	($)	($)	($)

Compensation:
Base Salary(1)	700,000	525,000	7,093	350,000	—
Annual/Target Bonus(2)	350,000	262,500	—	175,000	—
Unused Vacation	1,346	1,346	1,346	1,346	—
Equity Awards(3)	307,448	253,429	253,429	—	307,448
Benefits
Medical	26,313	26,313	—	26,313	—
Total	1,385,107	1,068,588	261,868	552,659	307,448

(1)	Based on Mr. Bassewitz’s 2006 annual base salary of $350,000.

(2)	Based on Mr. Bassewitz’s 2006 target bonus of $175,000.

(3)	These amounts constitute the sum of the following:

$134,200	Market value of 55,000 shares of restricted stock awarded to Mr. Bassewitz under the Incentive Plan.
$119,229	Market value of 48,665 shares of common stock underlying unvested options awarded to Mr. Bassewitz under the Incentive Plan.
$54,019	In the case of a change in control, an income tax gross-up payment due to Mr. Bassewitz under his Employment Agreement on account of the vesting of his restricted stock.

Market value of the common stock is based on the NYSE closing price of $2.45 on December 31, 2006. Closing prices for the Company’s common stock have declined significantly since December 31, 2006; the over-the-counter closing price reported on May 31, 2007 was $0.80.

The following table quantifies the potential payments to Mr. McDonald by the Company under his Employment Agreement in the event of termination of employment or a change in control of the Company, assuming the event had occurred on December 31, 2006:

	Involuntary	Involuntary
	Termination	Termination
	Following	Without Cause
	Change in	(Other Than	Termination	Termination at	Change of
	Control/Voluntary	Following	Following	Expiration of	Control
Benefits and	Resignation	Change in	Death or	Employment	(Employment Not
Payments Due Upon	With Good	Control)	Disability	Agreement	Terminated)
Specified Event	Reason ($)	($)	($)	($)	($)

Compensation:
Base Salary(1)	700,000	525,000	7,044	350,000	—
Annual Bonus(2)	350,000	262,500	—	175,000	—
Unused Vacation	2,692	2,692	2,692	2,692	—
Equity Awards(3)	258,451	204,432	204,432	—	258,451
Benefits
Medical	26,313	26,313	—	26,313	—
Total(4)	1,337,456	1,020,937	214,168	554,005	258,451

(1)	Based on Mr. McDonald’s 2006 annual base salary of $350,000.

(2)	Based on Mr. McDonald’s target 2006 bonus of $175,000.

(3)	These amounts constitute the sum of the following:

$134,200	Market value of 55,000 shares of restricted stock awarded to Mr. McDonald under the Incentive Plan.
$70,232	Market value of 28,666 shares of common stock underlying unvested options awarded to Mr. McDonald under the Incentive Plan.
$54,019	In the case of a change in control, an income tax gross-up payment due to Mr. McDonald under his Employment Agreement on account of the vesting of his restricted stock.

Market value of the common stock is based on the NYSE closing price of $2.45 on December 31, 2006. Closing prices for the Company’s common stock have declined significantly since December 31, 2006; the over-the-counter closing price reported on May 31, 2007 was $0.80.

(4)	The McDonald Separation Agreement (as defined and described below in “Employment and Separation Agreements”) provided for a negotiated termination payment and benefits package other than that provided for in his Employment Agreement.

The following table quantifies the potential payments to Mr. Wildman by the Company in the event of termination of employment or a change in control of the Company, assuming the event had occurred on December 31, 2006:

	Involuntary	Involuntary
	Termination	Termination
	Following	Without Cause
	Change in	(Other Than	Termination	Termination at	Change of
	Control/Voluntary	Following	Following	Expiration of	Control
Benefits and Payments	Resignation	Change in	Death or	Employment	(Employment Not
Due Upon Specified	With Good	Control)	Disability	Agreement	Terminated)
Event	Reason ($)	($)	($)	($)	($)

Compensation:
Base Salary(1)	750,000	562,500	7,566	375,000	—
Annual Bonus(2)	375,000	281,250	—	187,500	—
Unused Vacation	12,981	12,981	12,981	12,981
Equity Awards(3)	344,162	285,232	285,232	—	344,162
Benefits
Medical	26,313	26,313	—	26,313	—
Total	1,508,456	1,168,276	305,779	601,794	344,162

(1)	Based on Mr. Wildman’s 2006 annual base salary of $375,000.

(2)	Based on Mr. Wildman’s target 2006 bonus of $187,500.

(3)	These amounts constitute the sum of the following:

$146,400	Market value of 60,000 shares of restricted stock awarded to Mr. Wildman under the Incentive Plan.
$138,832	Market value of 56,666 shares of common stock underlying unvested options awarded to Mr. Wildman under the Incentive Plan.
$58,930	In the case of a change in control, an income tax gross-up payment due to Mr. Wildman under his Employment Agreement on account of the vesting of his restricted stock.

Market value of the common stock is based on the NYSE closing price of $2.45 on December 31, 2006. Closing prices for the Company’s common stock have declined significantly since December 31, 2006; the over-the-counter closing price reported on May 31, 2007 was $0.80.

In the event of termination of employment and/or a change in control of the Company on December 31, 2006, no payments or other benefits would have been due to Messrs. Eidell or Elson. Accordingly, we have not included a table quantifying estimated payments to these named executive officers upon the occurrence of any specified event described above.

Director Compensation

In 2006, annual compensation for non-employee directors was comprised of the following components: annual retainer, special retainer and board and committee stipends. Each of these components is described in more detail below. Members of the Board who were also employees of Bally did not receive any additional compensation for service on the Board or any committees of the Board during the period in which they served as an employee. The Board met 31 times in 2006.

The following table sets forth information concerning the compensation earned by non-employee directors in 2006. There were no stock awards or option awards made to directors in 2006.

				Cash Payment
	Fees Earned			In Lieu Of
	or Paid	Stock	Option	Equity	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Total
Name of Director	($)	($)	($)	($)	($)	($)

Charles J. Burdick	185,135	—	—	—	—	185,135
Barry M. Deutsch	172,817	—	—	14,300	—	187,117
Barry R. Elson(1)	122,064	—	—	—	—	122,064
Don R. Kornstein(2)	478,435	—	—	—	—	478,435
Eric L. Langshur	258,317	—	—	16,500	—	274,817
J. Kenneth Looloian	2,750	—	—	3,396	—	6,146
James F. McAnally, M.D.	147,750	—	—	2,704	—	150,454
Adam S. Metz	22,632	—	—	10,350	—	32,982
John W. Rogers, Jr.	326,000	—	—	26,100	—	352,100
Steven S. Rogers	176,250	—	—	—	—	176,250

(1)	Does not reflect compensation paid to Mr. Elson for his services as Acting Chief Executive Officer from and after August 11, 2006. Such compensation is reflected in the Summary Compensation Table at page 93.

(2)	Includes $50,000 per month additional director fees paid to Mr. Kornstein for his services as interim Chairman from and after August 11, 2006.

Annual Board/Committee Retainers

Standard compensation of non-employee directors included an annual cash retainer of $30,000 for 2006. In addition, non-employee directors who served as members of Board committees received annual cash retainers of $1,000 per year per committee. Committee chairmen (other than the Chairman of the Audit Committee) received an annual retainer of $7,500. The Chairman of the Audit Committee received an annual retainer of $25,000.

Special Retainers

One-time special retainers were awarded in 2006 as compensation for the extraordinary commitment of time spent during the previous year on Board and committee activities, in the following amounts:

•	$40,000 to each director;

•	$35,000 to each of the Lead Director and the Audit Committee Chairman;

•	$25,000 to each of the Compensation Committee Chairman and Nominating & Corporate Governance Committee Chairman (though that payment was not made to the then-current Compensation Committee Chairman because he was also then the Lead Director);

•	$17,500 to each Co-Chairman of the Strategic Alternatives Committee; and

•	an additional $1,000 per-meeting stipend to Audit Committee members for meetings attended from January 1, 2006 to June 30, 2006 (increasing the per-meeting stipend for Audit Committee meetings during that period from $1,000 to $2,000).

The Company’s 1996 Non-Employee Directors’ Stock Option Plan (the Directors’ Plan) expired on January 3, 2006 and no new equity plan was approved at the company’s annual meeting on January 26, 2006. Accordingly, on March 10, 2006, the Board approved an additional cash retainer, to commence in 2006, of $40,000 per non-employee director, in lieu of equity compensation.

A one-time special retainer of $50,000 was awarded in 2006 to Mr. Deutsch, Mr. Langshur, Mr. Looloian, Dr. McAnally and Mr. John Rogers as compensation for the extraordinary commitment of time spent during the previous year on Board and committee activities.

Meeting Stipends

Standard compensation of non-employee directors in 2006 included a $2,000 stipend for each Board meeting attended and a $1,000 stipend for each committee meeting attended that was not held in conjunction with a Board meeting. An additional per-meeting stipend of $2,000 was paid to Audit Committee members for meetings attended from January 1, 2006 to June 30, 2006.

1996 Non-Employee Directors’ Stock Option Plan Grants/Cash Payment in Lieu of Equity Compenation

Pursuant to the Directors’ Plan, each non-employee director of Bally was granted an option to purchase 5,000 shares of common stock upon the commencement of service on the Board, with another option to purchase 5,000 shares of common stock granted on the second anniversary thereof. The Directors’ Plan expired on January 3, 2006 and no further options may be issued thereunder. Options under the Directors’ Plan generally were granted with an exercise price equal to the fair market value of the common stock at the date of the grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant, or upon a change in control, as defined in the Directors’ Plan, and have a 10-year term.

On May 4, 2005, all of the options granted under the Directors’ Plan prior to May 4, 2005 became exercisable for a period of 90 days, as a result of a change in control event; at the end of the 90-day period, the options terminated according to the terms of the Directors’ Plan. For these purposes, a change in control under the Directors’ Plan was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company. Specifically, the change in control event was the acquisition of the

Company’s common stock on May 4, 2005 by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman.

Due to an administrative error, directors were not apprised of the vesting and subsequent expiration of their options during 2005, and thus did not have an opportunity to exercise their options. Accordingly, on March 10, 2006, the Board, with affected directors abstaining, awarded a cash payment for each expired option to each director equal to the difference between (i) the average of the high and low prices of Bally common stock on the NYSE on December 2, 2005 (the first available trading date under the Company’s insider trading policy following expiration of the options) and (ii) the exercise price of such option. The amounts awarded to the directors were: Mr. Deutsch — $14,300; Mr. Langshur — $16,500; Mr. Looloian — $10,950; Dr. McAnally — $10,950; Mr. John Rogers — $26,100. In the case of Mr. Looloian and Dr. McAnally, the actual amount paid, $3,396 and $2,704, respectively, was net of proceeds received upon a cashless exercise of certain options that the Company erroneously permitted to be exercised in December 2005 (Mr. Looloian and Dr. McAnally paid the Company the par value with respect to the shares received on exercise of the options).

In addition, in connection with Mr. Metz’s resignation from the Board, the Board approved a $10,350 cash payment to him, representing a Black-Scholes valuation of his options at the time of his resignation.

Other Personal Benefits

In addition to the retainers and fees listed above, the Company reimburses the directors for their travel expenses incurred in attending meetings of the Board or its committees, as well as for fees and expenses incurred in attending director education seminars and conferences. The directors do not receive any other personal benefits.

Director Indemnification Agreements

On September 8, 2006, the Board approved the Company’s entry into Indemnification Agreements with members of the Board, providing for indemnification of such directors in certain circumstances. The Company entered into Indemnification Agreements with Messrs. Burdick, Deutsch, Elson, Langshur, Steven Rogers and John Rogers. Under the Indemnification Agreements, the Company will be obligated to indemnify each director in certain circumstances and upon certain conditions against expenses, judgments, fines and settlement amounts, incurred by such director. The Indemnification Agreements also establish procedures and other agreements pertaining to such obligations of the Company.

Changes in Non-Employee Director Compensation

On December 19, 2006, after the Nominating and Corporate Governance Committee of the Board completed a review of the compensation for non-employee directors, the Board adopted certain changes to the Company’s compensation policy for the Board, effective January 1, 2007. Total annual compensation for non-employee directors consists of cash compensation of $65,000 and equity consideration valued at $65,000. The Board also approved annual cash retainers of $35,000 for the Chair of the Audit Committee and $25,000 for the Chair of each of the Compensation Committee and the Nominating Committee. Other members of the Audit Committee each receive an annual cash retainer of $21,000 and members of each of the Compensation Committee and the Nominating Committee each receive an annual cash retainer of $15,000. Non-employee directors generally are not entitled to fees for meetings attended. However, in recognition of the increased time commitment required of Board members due to the Company’s restructuring and the complexities associated with completion and audit of the Company’s 2006 financial statements, on June 15, 2007, the Board instituted a per meeting stipend for certain meetings attended by Board members between June 1, 2007 and September 30, 2007. The stipends are (a) $2,000 per Board member for each Board meeting attended in person; (b) $1,000 per Board member for each Board meeting attended telephonically; and (c) $1,000 per member of the Company’s Audit Committee for each Audit Committee meeting attended. Mr. Kornstein is not eligible to receive these stipends during the period he serves as Chief Restructuring Officer of the Company. Mr. Elson is not eligible to receive these stipends during the period he provides consulting services to the Company.

Directors’ Change of Control Provisions

There is no outstanding director compensation provision that is triggered upon a change in control.

Employment and Separation Agreements

Agreement with Tatum, LLC regarding Ronald G. Eidell

On April 13, 2006, the Company entered into an interim executive services agreement with Tatum, LLC (“Tatum”), pursuant to which Ronald G. Eidell, a partner of Tatum, LLC, was engaged as Senior Vice President, Finance of the Company (the “Eidell Services Agreement”). The Eidell Services Agreement provides that Mr. Eidell will devote efforts to the Company in a manner that is customary for senior executives of the Company, for a salary of $38,400 per month (“Salary”) payable by the Company. In addition, under the Eidell Services Agreement the Company pays Tatum a fee of $9,600 per month (“Fees”). The Company may terminate the Eidell Services Agreement on 30 days’ prior written notice, or immediately for cause (as defined). Tatum may terminate the Eidell Services Agreement on 60 days’ prior written notice. The Company has no obligation to provide Mr. Eidell with any health or medical benefits, stock or bonus payments or any other benefits, other than coverage under the Company’s existing directors’ and officers’ insurance policies.

On August 6, 2006, the Board named Mr. Eidell as Senior Vice President and Chief Financial Officer and principal financial officer of the Company.

Agreement with Tatum, LLC regarding Michael L. Goldberg

Effective December 14, 2006, Michael L. Goldberg was appointed as the Company’s Vice President, Corporate Controller. Since 2000, Mr. Goldberg, has served as a partner at Tatum, LLC. The Company and Tatum entered into an Interim Executive Services Agreement (the “Goldberg Services Agreement”) with respect to Mr. Goldberg’s services. The Goldberg Services Agreement provides that Mr. Goldberg will devote efforts to the Company in a manner that is customary for executives of the Company, for a salary of $32,800 per month (“Salary”) payable by the Company. In addition, under the Goldberg Services Agreement the Company will pay Tatum a fee of $8,200 per month. The Company may terminate the Goldberg Services Agreement on 30 days’ prior written notice and Tatum may terminate the Goldberg Services Agreement on 60 days’ prior written notice. The Company has no obligation to provide Mr. Goldberg with any health or medical benefits, stock or bonus payments or any other benefits, other than coverage under the Company’s existing directors’ and officers’ insurance policies.

Employment Agreement with the former Chairman, President and Chief Executive Officer

On August 24, 2004, the Company entered into an employment agreement with Mr. Toback to provide for him to continue as the Company’s President and Chief Executive Officer through December 31, 2007 (the “Toback Employment Agreement”). The term of the Toback Employment Agreement was to be automatically extended each year for an additional 12 months commencing December 31, 2007, unless either party provided notice of intent not to renew at least 90 days prior to the then-current termination date. The Toback Employment Agreement provided for an initial annual base salary of $575,000, subject to increases at the discretion of the Company, and an annual incentive target payment of 70% of Mr. Toback’s then current base salary. This incentive payment was to be based on performance criteria established by the Board. He was also eligible for additional perquisites, including a car allowance, security fees, tax/financial planning, and a tax gross-up payment for income taxes relating to the vesting of restricted stock. Effective as of November 30, 2005, the Company amended the Toback Employment Agreement to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. The Company further amended the Toback Employment Agreement on August 6, 2006, in consideration of, among other matters, Mr. Toback’s agreement to resolve various claims by Mr. Toback, including with respect to the Company’s obligation to implement a supplemental retirement plan for his benefit. The modification increased by $900,000 the amount payable to Mr. Toback only in the event he was terminated without “Cause”, as defined in the Toback Employment Agreement, on or prior to February 7, 2008.

Separation Agreement with the former Chairman, President and Chief Executive Officer

The Company entered into a Separation Agreement dated as of August 10, 2006, providing for Mr. Toback’s separation as Chairman, President and Chief Executive Officer of the Company as of August 11, 2006 (the “Separation Agreement”). The negotiated terms of the Separation Agreement are substantially equivalent to those set forth in the Toback Employment Agreement in the circumstances of termination without cause following a “change in control” (as defined). Under the Separation Agreement, the Company agreed to pay Mr. Toback severance in the amount of $3,832,500, less required deductions for state and federal withholding, which equals (i) a lump sum equal to three times the sum of Mr. Toback’s annual salary and target bonus; plus (ii) the amount payable to Mr. Toback, pursuant to the August 6, 2006 modification to the Toback Employment Agreement in the event Mr. Toback is terminated without cause, or resigns for good reason within the two-year period following February 7, 2006; plus (iii) compensation for any unused earned vacation days. The Company also agreed to provide Mr. Toback and his eligible dependents with continued health coverage under the Company’s medical plan at the level in which they currently participate until August 11, 2015. These severance amounts were paid on August 11, 2006.

The Separation Agreement also provided that Mr. Toback would immediately vest in the equity awards granted under the Company’s 1996 Long-Term Incentive Plan. Mr. Toback was also entitled to tax gross-up payments for income and employment taxes relating to the vesting of his restricted stock. The Separation Agreement also provided for the exercise of Mr. Toback’s vested stock options for the unexpired period of the respective stated option term.

In connection with Mr. Toback’s termination of employment with the Company, the Company and Mr. Toback executed a release of claims pursuant to which Mr. Toback released the Company and any of its predecessors, successors, parents, affiliates and their present and former officers, directors, agents, employees and shareholders from any and all claims or causes of action that Mr. Toback might have had against the Company and the Board agreed to a covenant not to sue Mr. Toback for any known claims or causes of action that the Board might have had against Mr. Toback.

Employment Agreement and Separation Agreement with the former Senior Vice President and Chief Financial Officer

In March 2005, the Company entered into an employment agreement with Carl J. Landeck with a term through March 31, 2008. Mr. Landeck’s agreement provided for an annual base salary of $400,000, subject to increases at the Company’s discretion, and a bonus payable at the Company’s discretion with a target bonus of 50% of base pay. Mr. Landeck was guaranteed a minimum bonus for fiscal 2005 of $100,000. Effective April 13, 2006, Mr. Landeck ceased being an employee of the Company. In connection with Mr. Landeck’s departure, the Company entered into a Separation Agreement with him on August 1, 2006 (the “Landeck Separation Agreement”). Under the Landeck Separation Agreement, the Company agreed to pay Mr. Landeck severance in the amount of $700,000, less required deductions for state and federal withholding. The Company also agreed to pay to Mr. Landeck an additional lump sum amount of $15,000 to cover the cost of certain health care premiums and up to $20,000 to reimburse Mr. Landeck for his legal fees relating to the Landeck Separation Agreement. These severance amounts were paid on October 17, 2006 pursuant to the terms of the Landeck Separation Agreement.

The Landeck Separation Agreement also provided that Mr. Landeck would immediately vest in equity awards granted under the Company’s Inducement Plan. The 23,000 options that were granted to Mr. Landeck under the Inducement Plan on November 29, 2005 at an exercise price of $7.01 were cancelled. The Landeck Separation Agreement extended the exercise period of Mr. Landeck’s vested options until October 10, 2006. At the end of the extended exercise period, any unexercised options immediately expired.

The negotiated terms are substantially less than those that would have been required based on the express terms of Mr. Landeck’s employment agreement in the event his employment terminated other than for Cause. In exchange for the consideration set forth in the Landeck Separation Agreement, Mr. Landeck released the Company and any of its predecessors, successors, parents, affiliates and their present and former officers, directors, agents, employees and shareholders from any and all claims or causes of action that Mr. Landeck might have had against the Company.

Separation Agreement with former Senior Vice President and Chief Marketing Officer

On June 13, 2007, the Company entered into a Confidential Settlement Agreement and Mutual General Release (the “McDonald Separation Agreement”) with James A. McDonald, who had been employed by the Company as its Senior Vice President and Chief Marketing Officer since May 2, 2005, providing for the termination of Mr. McDonald’s employment with the Company effective June 29, 2007 (the “Termination Date”).

Under the McDonald Separation Agreement, the Company paid McDonald two severance payments, each in the amount of $262,500, on June 13, 2007 and on the Termination Date. The McDonald Separation Agreement also provides for payments by the Company to McDonald on account of medical insurance premiums, relocation expenses and attorneys’ fees, and requires the Company to provide life insurance to McDonald (on the same terms as provided in McDonald’s employment agreement with the Company) for a period of 18 months following the Termination Date. The McDonald Separation Agreement also contains, among other provisions, customary mutual releases, indemnification provisions and non-disparagement provisions.

Monthly Stipends for the Interim Chairman of the Board and the Acting Chief Executive Officer

On August 11, 2006, following Mr. Toback’s termination, the Board appointed director Barry R. Elson as Acting Chief Executive Officer. On September 1, 2006, the Compensation Committee approved payment of a monthly stipend to Mr. Elson, retroactive to August 11, 2006, in the amount of $50,000 per month (prorated for the month of August) through the earlier of December 31, 2006 or appointment of a permanent Chief Executive Officer. In determining Mr. Elson’s compensation, the Compensation Committee consulted with AON Consulting, which provides executive compensation advisory services. AON Consulting provided the Compensation Committee with information regarding compensation packages for chief executive officers at comparable companies. In addition, the Compensation Committee considered the compensation paid to the Company’s former Chief Executive Officer as well as the duties assigned to the Acting Chief Executive Officer. On December 19, 2006, the Board extended the $50,000 monthly payment to Mr. Elson until the earlier of the appointment of a permanent Chief Executive Officer or the completion of a recapitalization of the Company. Effective May 31, 2007, Mr. Elson resigned from his position as Acting Chief Executive Officer. Mr. Elson did not resign from the Company’s Board of Directors. Mr. Elson will provide certain executive services to the Company for a period of 90 days, through August 31, 2007, for a monthly fee of $25,000.

On September 1, 2006, the Compensation Committee also approved payment of additional director fees to Mr. Kornstein, Interim Chairman of the Board, retroactive to August 11, 2006, in the amount of $50,000 per month through the earlier of December 31, 2006 or the election of a permanent Chairman of the Board. On December 19, 2006, the Board extended the $50,000 monthly payment to Mr. Kornstein until the earlier of the naming of a permanent Chief Executive Officer or the completion of a recapitalization of the Company. On May 4, 2007, the Board appointed Mr. Kornstein as Chief Restructuring Officer. In consideration of his services as Chief Restructuring Officer, Mr. Kornstein will receive monthly compensation of $50,000, in addition to the monthly additional director fee of $50,000 that is paid to Mr. Kornstein for his services as interim Chairman of the Board.

During the periods in which they received the above described monthly stipends for their services as interim Chairman of the Board and Acting Chief Executive Officer, respectively, neither of Messrs. Kornstein or Elson received other director stipends or meeting fees that otherwise would have been due them for their services as directors of the Company.

Employment Agreements with Other Senior Executives

The Company has entered into employment agreements with Harold Morgan, Marc Bassewitz, Jim McDonald and John Wildman, with terms of January 1, 2005 through December 31, 2007 with respect to Messrs. Morgan and Bassewitz, January 1, 2006 through December 31, 2008 with respect to Mr. Wildman, and January 1, 2005 through May 1, 2008 with respect to Mr. McDonald. The term of each employment agreement will be automatically extended each year for an additional 12 months on the anniversary date of the respective termination date unless either party provides notice of intent not to renew at least ninety (90) days prior to the then-current termination date. The Company previously entered into an employment agreement with William Fanelli, effective as of January 1, 2003 for a term of three years through December 31, 2005. Commencing January 1, 2006, the term of Mr. Fanelli’s agreement is extended each day by one day to create a new one-year term. At any time at or after January 1, 2006, Bally or Mr. Fanelli may deliver notice to the other party that the employment period shall expire on the last day of the one year period commencing on the date of delivery of such notice.

The foregoing agreements provide for an annual base salary ($325,000 for Mr. Fanelli; $350,000 for Messrs. Morgan, McDonald and Bassewitz; and $375,000 for Mr. Wildman), subject to increases at the discretion of Bally, and a bonus payable at the discretion of Bally with a target bonus of 50% of base pay. On May 4, 2007, in consideration of their substantially increased responsibilities in connection with the Company’s efforts to negotiate and implement a financial and operational restructuring, the Board voted to increase the annual base salaries of Messrs. Bassewitz and Wildman to $500,000 and $425,000, respectively.

Effective as of November 30, 2005, the Company amended the employment agreements with Messrs. Bassewitz and Morgan to (i) include specific language regarding Company-provided disability insurance memorializing the Company’s standard policy and (ii) eliminate an exception from the definition of “Change of Control” for issuances of equity by the Company. Mr. Wildman’s employment agreement contains the same provisions.

On September 14, 2006, the Company entered into amendments to the employment agreements with each of Messrs. Bassewitz and McDonald. The amendments clarify that the definition of “LTIP” includes any plan under which senior executives of the Company are eligible to receive equity compensation or other long-term incentive grants, including the Company’s Inducement Award Equity Incentive Plan.

On September 8, 2006, the Board authorized the Company to enter into an Indemnification Agreement with Mr. Bassewitz pursuant to which the Company will be obligated to indemnify Mr. Bassewitz in certain circumstances and upon certain conditions against expenses, judgments, fines and settlement amounts incurred by him. The Indemnification Agreement also establishes procedures and other agreements pertaining to such obligations of the Company.

2007 Management Incentive Plan

On May 28, 2007, the Board approved an incentive plan pursuant to which Mr. Kornstein (in his capacity as Chief Restructuring Officer) and certain other executive officers, including Messrs. Bassewitz and Wildman, will each be eligible to receive a cash incentive award (“Incentive Bonus”) in connection with the successful consummation of a plan of reorganization filed under Chapter 11 of the U.S. Bankruptcy Code as to which the Company is a debtor (the “Restructuring Plan”). The Company has implemented the incentive plan by entering into Restructuring Bonus Agreements (the “Bonus Agreements”) with affected executive officers. The Bonus Agreements each set forth a maximum incentive value which is payable if the Company consummates a Restructuring Plan by October 31, 2007 (the “Target Date”) and provide for incremental monthly reductions thereafter.

The Board set the maximum value of Mr. Kornstein’s Incentive Bonus at $2,100,000, with reductions based on the number of months after the Target Date in which the Restructuring Plan becomes effective. If the Restructuring Plan does not become effective within eight months of the Target Date, Mr. Kornstein will no longer be eligible to receive an Incentive Bonus.

The Board set the maximum value of Mr. Bassewitz’s Incentive Bonus at $375,000, with reductions based on the number of months after the Target Date in which the Restructuring Plan becomes effective. If the Restructuring Plan becomes effective after more than five months after the Target Date, Mr. Bassewitz will be eligible to receive an Incentive Bonus of $131,250 and the Incentive Bonus will not be reduced thereafter.

The Board set the maximum value of Mr. Wildman’s Incentive Bonus at $159,375, with reductions based on the number of months after the Target Date in which the Restructuring Plan becomes effective. If the Restructuring Plan becomes effective after more than five months after the Target Date, Mr. Wildman will be eligible to receive an Incentive Bonus of $55,781 and the Incentive Bonus will not be reduced thereafter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In general, “beneficial ownership” includes those shares a stockholder has the power to vote or transfer and stock options or warrants that are exercisable currently or within 60 days. Unless otherwise indicated, all information with respect to ownership of common stock is as of December 31, 2006. On December 31, 2006, Bally had outstanding 41,286,512 shares of common stock.

Beneficial Ownership of Directors and Executive Officers

The following table shows the number of shares of Bally common stock beneficially owned by the directors, named executive officers and all directors and executive officers as a group as of December 31, 2006. The “Common Shares Owned” column includes, in certain circumstances, shares of common stock held in the name of the director’s or executive officer’s spouse, minor children, or relatives sharing the director’s or executive officer’s home, the reporting of which is required by applicable rules of the SEC, but as to which shares of common stock the director or executive officer may have disclaimed beneficial ownership. As used in the following tables, an asterisk in the Percentage of Outstanding Stock column means less than 1%.

	Common	Options	Total	Percentage of
	Shares	Exercisable	Beneficial	Outstanding
Beneficial Owner	Owned	Within 60 Days	Ownership	Stock*

Barry R. Elson	0	0	0	—
Paul A. Toback(1)	135,000	552,000	687,000	1.66
Ronald G. Eidell	0	0	0	—
Carl Landeck(2)	55,000	0	55,000	**
Marc D. Bassewitz	130,000	24,335	154,335	**
James A. McDonald	105,000	14,334	119,334	**
John H. Wildman	60,000	238,334	298,334	**
Charles J. Burdick	0	0	0	—
Don R. Kornstein	0	0	0	—
Eric Langshur	0	0	0	—
All directors and executive officers as a group (19 persons)				5.64

*	Based on 41,286,512 shares of common stock outstanding.

**	Less than 1% of the outstanding common stock.

(1)	Mr. Toback resigned as Chairman, President and Chief Executive Officer effective August 10, 2006, and was not required to report transactions in the Company’s stock following this date. Accordingly, this table shows Mr. Toback’s stock ownership known to the Company as of August 10, 2006.

(2)	Mr. Landeck ceased being an employee of the Company effective April 13, 2006, and was not required to report transactions in the Company’s stock following this date. Accordingly, this table shows Mr. Landeck’s stock ownership known to the Company as of April 13, 2006.

Stockholders Who Own at Least 5% of Bally Common Stock

The following table shows all persons we know to be the beneficial owners of more than 5% of Bally common stock as of June 15, 2007:

		Percent of
	Total Beneficial	Outstanding
Name and Address of Beneficial Owner	Ownership	Stock(1)

Pardus Capital Management L.P.(2)(3) 1001 Avenue of the Americas, Suite 1100 New York, New York 10018	6,105,500	14.8%
Emanuel R. Pearlman(2)(4)	4,619,450	11.2%
Liberation Investment Group LLC(2)(4)
Liberation Investments, Ltd.(2)(4)
Liberation Investments, L.P.(2)(4)
330 Madison Avenue, 6th Floor
New York, NY 10017
Dimensional Fund Advisors Inc.(2)(5)	3,140,100	7.6%
1299 Ocean Ave, 11th Flr
Santa Monica, CA 90401
S.A.C. Capital Advisors LLC(2)(6)	2,776,000	6.7%
72 Cummings Point Road
Stamford, CT 06902

(1)	The Company had 41,257,012 common shares outstanding as of May 31, 2007. The “Percent of Outstanding Stock” was calculated by using the disclosed number of beneficially owned shares by the applicable beneficial owner and related entities, as a group, as the numerator and the number of the Company’s outstanding common shares as of May 31, 2007 as the denominator.

(2)	Represents a beneficial owner of more than 5% of the common stock based on the owner’s reported ownership of shares of common stock in filings made with the Securities and Exchange Commission pursuant to Section 13(d), 13(g) and 16(a) of the Securities Exchange Act of 1934, as amended and the attendant regulations. Information with respect to each beneficial owner is generally as of the date of the most recent filing by the beneficial owner with the SEC and is based solely on information contained in such filings.

(3)	Pardus European Special Opportunities Master Fund L.P., a limited partnership formed under the laws of the Cayman Islands (the “Fund”), is the holder of 6,105,000 shares of common stock. Pardus Capital Management, L.P. (“PCM”), a Delaware limited partnership, serves as the investment manager of the Fund and possesses sole power to vote and direct the disposition of all the shares held by the Fund. PCM is deemed to beneficially own 6,105,000 shares of common stock.

(4)	Liberation Investments, L.P. (“LILP”), a Delaware limited partnership, is the beneficial owner of 2,978,213 shares of common stock. Liberation Investments, Ltd. (“LILtd”), a private offshore investment corporation, is the beneficial owner of 1,606,237 shares of common stock. Mr. Pearlman is the direct beneficial owner of 35,000 shares of common stock. Liberation Investment Group LLC (“LIG”), the general partner of LILP and discretionary investment adviser to LILtd, and Mr. Pearlman, the General Manager, Chief Investment Officer and majority member of LIG, are indirect beneficial owners of the shares held by LILP and LILtd.

(5)	Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses voting and/or investment power and may be deemed to be the beneficial owner of the shares held by the Funds. Dimensional disclaims beneficial ownership of such securities.

(6)	S.A.C. Capital Advisors, LLC (“SAC Capital Advisors”) has shared voting power and shared investment power with respect to 2,776,200 shares of common stock; S.A.C. Capital Advisors, S.A.C. Capital Management, LLC (“SAC Capital Management”), and Mr. Steven Cohen do not directly own any shares. Pursuant to investment agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by S.A.C. Capital Associates, LLC and S.A.C. Meridian Fund, LLC. Mr. Cohen controls each of SAC Capital Advisors and SAC Capital Management. Each of SAC Capital Advisors, SAC Capital Management and Mr. Cohen may be deemed to own beneficially 2,776,200 shares. Each of SAC Capital Advisors, SAC Capital Management, and Mr. Cohen disclaim beneficial ownership of any of these securities.

Our Plan of Reorganization, if approved by the requisite number of creditors and the Bankruptcy Court, will result in a change in control of the Company on its effective date. See Item 1 — Business — Planned Reorganization.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2006, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect exercises, terminations or expirations since that date.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Plans approved by stockholders(1)	4,038,627	$11.87	3,000,000
Plans not approved by stockholders(2)	83,500	$4.29	131,500
Total	4,122,127	$11.72	3,131,500

(1)	Both the Incentive Plan and the Directors’ Plan expired on January 3, 2006. Accordingly, there were no shares authorized for issuance under either of those plans on December 31, 2006. Effective December 31, 2006, there were 3,000,000 shares issuable under the Omnibus Plan, which became effective on December 19, 2006.

(2)	The number of securities remaining for future issuance at December 31, 2006 consisted of 131,500 shares issuable under the Incentive Plan. Since December 31, 2006, no options have been granted under the Inducement Plan.

Item 13.	Certain Relationships and Related Transactions

Under the Company’s Code of Business Conduct, Practices and Ethics (“Code”), which is attached to this Form 10-K as Exhibit 14, all directors and employees owe complete and undivided loyalty to the Company and are to avoid any situations that are or have the appearance of being a conflict between their personal interests and those of the Company. Any transaction or personal relationship that might involve a conflict of interest is to be reviewed by the Code Administrator (who is the Company’s Vice President of Internal Audit or such other party designated by the Audit Committee to administer the Code).

Certain Transactions

During 2006, Bally paid approximately $8 million for goods and services from two companies that each employ a relative of Mr. Wildman. Bally believes that the terms of these arrangements were at least as favorable to Bally as those which could be obtained from unrelated parties.

During 2006, Bally paid $987,000 to Tatum LLC, a financial and accounting services provider in which Messrs. Eidell and Goldberg are partners. Bally utilized the services of several partners and associates of Tatum LLC to manage and assist in certain projects related to accelerating the accounting close process and remediation of material weaknesses. Bally believes that the terms of these arrangements were at least as favorable to Bally as those which could be obtained from unrelated parties.

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Principal Accountant

The table below sets forth the fees billed for the services of KPMG LLP for the years ended December 31, 2006 and 2005:

	2006	2005

Audit fees(1)	$8,289,900	$5,141,300
Audit-related fees(2)	75,250	10,000

Total audit and audit-related fees	$8,365,150	$5,151,300
Tax fees(3)	25,000	60,000
All other fees	—	—

Total fees	$8,390,150	$5,211,300

(1)	Audit fees include work performed in connection with the audit of the 2006 consolidated financial statements, the reports on management’s assessment regarding the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and the reviews of the financial statements included in our 2006 Forms 10-Q. It also includes fees for professional services that are normally provided by our registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit related fees include work performed in connection with separate audits of subsidiaries and affiliated entities not required by statute or regulation.

(3)	Tax fees include services performed in connection with the Company’s assessment of the implications of an ownership change for purposes of Internal Revenue Code Section 382.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee has responsibility for retaining, setting fees, and overseeing the work of the registered public accounting firm. The retention of the firm is subject to stockholder ratification. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the registered public accounting firm. The Audit Committee has delegated pre-approval authority to the chairman of the committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting for approval by the Audit Committee as a whole.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

An “Index to Financial Statements and Financial Statement Schedules” has been filed as a part of this Report beginning on page F-1 and is incorporated in this Item 15 by reference.

Exhibits

An “Exhibit Index” has been filed as a part of this Report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION

Dated: June 29, 2007	By:	/s/ Don R. Kornstein
Don R. Kornstein
Interim Chairman and Chief Restructuring Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.

Dated: June 29, 2007		/s/ Don R. Kornstein

	By:	Don R. Kornstein Interim Chairman and Chief Restructuring Officer (principal executive officer)

Dated: June 29, 2007		/s/ Ronald G. Eidell
	By:	Ronald G. Eidell Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Dated: June 29, 2007		/s/ Charles J. Burdick
	By:	Charles J. Burdick Director

Dated: June 29, 2007		/s/ Barry R. Elson
	By:	Barry R. Elson Director

Dated: June 29, 2007		/s/ Eric Langshur
	By:	Eric Langshur Director

BALLY TOTAL FITNESS HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bally Total Fitness Holding Corporation:

We have audited the accompanying consolidated balance sheets of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bally Total Fitness Holding Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” as of January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows, has a net capital deficiency, and has short-term obligations that cannot be satisfied by available funds, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bally Total Fitness Holding Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
June 29, 2007

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash	$34,799	$17,454
Deferred income taxes	296	151
Prepaid expenses	19,831	20,846
Other current assets	21,407	20,905
Current assets held for sale	—	342

Total current assets	76,333	59,698
Property and equipment, net	247,797	314,670
Goodwill, net	19,734	19,734
Trademarks, net	6,754	6,912
Intangible assets, net	728	2,879
Deferred financing costs, net	27,922	29,501
Other assets	17,503	21,811
Non-current assets held for sale	—	39,894

	$396,771	$495,099

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,197	$57,832
Income taxes payable	1,430	1,697
Accrued liabilities	115,703	99,953
Current maturities of long-term debt	513,913	13,018
Deferred revenues	279,555	299,441
Current liabilities associated with assets held for sale	—	7,764

Total current liabilities	959,798	479,705
Long-term debt, less current maturities	247,434	756,304
Deferred rent liability	87,903	87,290
Deferred income taxes	1,925	1,435
Other liabilities	42,746	39,606
Deferred revenues	457,387	566,469
Non-current liabilities associated with assets held for sale	—	27,976

Total long-term liabilities	837,395	1,479,080

	1,797,193	1,958,785
Stockholders’ deficit:
Preferred stock, $.10 par value; 10,000,000 shares authorized; none issued	—	—
Series A Junior Participating; 602,000 shares authorized; none issued	—	—
Series B Junior Participating; 100,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 60,200,000 shares authorized; 41,955,051 and 39,172,090 shares issued at December 31, 2006 and 2005, respectively; and 41,286,512 and 38,503,551 outstanding at December 31, 2006 and 2005, respectively	420	392
Contributed capital	691,631	669,089
Accumulated deficit	(2,072,051)	(2,113,854)
Unearned compensation (restricted stock)	—	(5,534)
Common stock in treasury, at cost, 668,540 and 668,539 shares at December 31, 2006 and 2005	(11,635)	(11,635)
Accumulated other comprehensive loss	(8,787)	(2,144)

Total stockholders’ deficit	(1,400,422)	(1,463,686)

	$396,771	$495,099

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share data)

Net revenues:
Membership services	$1,002,216	$941,556	$907,781
Retail products	42,571	47,159	49,676
Miscellaneous	14,264	15,126	17,041

	1,059,051	1,003,841	974,498
Operating costs and expenses:
Membership services	663,303	665,036	670,737
Retail products	40,881	49,837	52,190
Marketing and advertising	58,185	53,549	59,857
General and administrative	92,623	86,030	75,977
Gain on sales of land and buildings	(3,984)	—	—
Impairment of goodwill and other intangibles	1,462	1,220	234
Asset impairment charges	38,258	10,115	11,490
Depreciation and amortization	54,209	58,415	65,890

	944,937	924,202	936,375

Operating income	114,114	79,639	38,123
Other income (expense):
Interest expense, net	(101,859)	(85,329)	(67,201)
Foreign exchange gain	1,125	869	1,578
Loss on debt extinguishment	(7,677)	—	—
Other, net	716	89	(1,998)

	(107,695)	(84,371)	(67,621)

Income (loss) from continuing operations before income taxes	6,419	(4,732)	(29,498)
Income tax provision	(855)	(826)	(775)

Income (loss) from continuing operations	5,564	(5,558)	(30,273)
Discontinued operations:
Income (loss) from discontinued operations	(872)	(4,056)	17
Gain on disposal	38,375	—	—

Gain (loss) from discontinued operations	37,503	(4,056)	17

Net income (loss)	$43,067	$(9,614)	$(30,256)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.16)	$(0.92)
Income (loss) from discontinued operations	0.94	(0.12)	—

Net income (loss) per common share	$1.08	$(0.28)	$(0.92)

Average common shares outstanding	39,809,395	34,624,039	32,838,811
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.14	$(0.16)	$(0.92)
Income (loss) from discontinued operations	0.92	(0.12)	—

Net income (loss) per common share	$1.06	$(0.28)	$(0.92)

Diluted common shares outstanding	40,519,475	34,624,039	32,838,811

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME (LOSS)

							Accumulated
	Common					Common	Other	Total
	Shares	Par	Contributed	Accumulated	Unearned	Stock in	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Deficit	Compensation	Treasury	Income (Loss)	Deficit
	(In thousands, except share data)

Balance at December 31, 2003	34,035,734	$347	$647,832	$(2,073,984)	$(3,760)	$(11,635)	$(1,757)	$(1,442,957)
Net loss	—	—	—	(30,256)	—	—	—	(30,256)
Cumulative translation adjustment	—	—	—	—	—	—	(640)	(640)
Total comprehensive loss								(30,896)
Restricted stock activity	(137,500)	(1)	(1,071)	—	2,193	—	—	1,121
Issuance of common stock under stock purchase and option plans	115,571	1	606	—	—	—	—	607

Balance at December 31, 2004	34,013,805	347	647,367	(2,104,240)	(1,567)	(11,635)	(2,397)	(1,472,125)
Net loss	—	—	—	(9,614)	—	—	—	(9,614)
Cumulative translation adjustment	—	—	—	—	—	—	253	253

Total comprehensive loss								(9,361)
Restricted stock activity	1,420,000	14	9,026	—	(3,967)	—	—	5,073
Issuance of common stock under stock purchase and option plans	525,232	6	2,365	—	—	—	—	2,371
Shares issued to noteholders	1,903,200	19	7,375	—	—	—	—	7,394
Shares issued to accredited investor	409,314	4	1,429	—	—	—	—	1,433
Shares issued to agent	232,000	2	1,527	—	—	—	—	1,529

Balance at December 31, 2005	38,503,551	392	669,089	(2,113,854)	(5,534)	(11,635)	(2,144)	(1,463,686)
Cumulative effect of adoption of SAB 108	—	—	—	(1,264)	—	—	—	(1,264)

Balance at January 1, 2006	38,503,551	392	669,089	(2,115,118)	(5,534)	(11,635)	(2,144)	(1,464,950)
Net income	—	—	—	43,067	—	—	—	43,067
Cumulative translation adjustment	—	—	—	—	—	—	(6,643)	(6,643)

Total comprehensive income								36,424
Stock-based compensation	—	—	4,641	—	—	—	—	4,641
Sale of common stock	800,000	8	5,592	—	—	—	—	5,600
Shares issued to noteholders	1,956,194	19	17,469	—	—	—	—	17,488
Shares issued to agent	11,936	—	98	—	—	—	—	98
Reclassification of unearned compensation balance to contributed capital	—	—	(5,534)	—	5,534	—	—	—
Forfeiture of restricted stock	(36,250)	—	—	—	—	—	—	—
Issuance of common stock under stock option plans	51,081	1	276	—	—	—	—	277

Balance at December 31, 2006	41,286,512	$420	$691,631	$(2,072,051)	$—	$(11,635)	$(8,787)	$(1,400,422)

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,067	$(9,614)	$(30,256)
Gain on disposal and (gain) loss from discontinued operations	(37,503)	4,056	(17)

Net income (loss) from continuing operations	5,564	(5,558)	(30,273)
Adjustments to reconcile to cash provided by operating activities —
Depreciation and amortization, including amortization included in interest expense	75,443	67,102	69,309
Changes in operating assets and liabilities	(135,635)	(55,403)	(27,470)
Deferred income taxes, net	351	346	344
Write-off of debt issuance costs	7,677	—	1,589
Write-off of long-term assets	4,470	4,618	—
Impairment of long-lived assets	39,720	11,335	11,724
(Gain) loss on sale/disposal of assets	(5,328)	274	925
Foreign currency translation gain	(1,125)	(869)	(1,578)
Equity in losses of unconsolidated subsidiaries, net	809	300	842
Stock-based compensation	4,641	5,073	1,122
Cash (used) provided by discontinued operations	(872)	3,483	9,590

Cash (used in) provided by operating activities	(4,285)	30,701	36,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(39,592)	(35,958)	(44,456)
Proceeds from sale of discontinued operations	45,359	—	—
Proceeds from sale of discontinued operations in escrow	131	—	—
Proceeds from sales and disposals of properties	21,250	2,043	—
Proceeds from sales and disposals of properties in escrow	1,000	—	—
Investments in unconsolidated subsidiaries	(96)	(394)	(501)
Cash used by discontinued operations	—	(1,896)	(5,284)

Cash provided by (used in) investing activities	28,052	(36,205)	(50,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit agreement	(35,000)	35,000	(21,000)
Borrowings of other long-term debt	210,900	—	175,000
Repayments of other long-term debt	(190,262)	(23,331)	(130,521)
Proceeds from financing of properties	11,469	—	—
Debt issuance and refinancing costs	(9,680)	(11,307)	(4,862)
Proceeds from sale of common stock	5,600	1,433	—
Stock purchase and option plans	277	1,604	606

Cash (used in) provided by financing activities	(6,696)	3,399	19,223

Increase (decrease) in cash	17,071	(2,105)	5,106
Effect of exchange rate changes on cash balance	274	382	431
Cash, beginning of year	17,454	19,177	13,640

Cash, end of year	$34,799	$17,454	$19,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Changes in operating assets and liabilities, net of effects from acquisitions or sales, were —
Decrease (increase) in other current and other assets	$1,015	$(6,875)	$24,629
Increase (decrease) in accounts payable	(8,661)	6,457	(11,859)
Increase (decrease) in income taxes payable	(267)	298	1,399
Decrease in accrued liabilities	(2,278)	(13,908)	(20,176)
Increase (decrease) in other liabilities	(915)	(1,629)	1,099
Decrease in deferred revenues	(124,529)	(39,746)	(22,562)

	$(135,635)	$(55,403)	$(27,470)

Cash payments for interest and income taxes were —
Interest paid	$79,292	$75,937	$62,301
Interest capitalized	(516)	(309)	(855)
Income taxes (refund)/paid, net	777	184	(1,045)
Investing and financing activities exclude the following non-cash transactions —
Acquisition of property and equipment through capital leases/borrowings	$5,110	$252	$5,384
Reclassification of unearned compensation balance to contributed capital	5,534	—	—
Payment of consents with common stock	17,488	7,394	—
Stock issued to accredited investors	—	1,433	—
Stock issued to agent	98	1,529	—

See accompanying notes to consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All dollar amounts in thousands, except share data)

Note 1	Nature of Operations

Description of Business

Bally Total Fitness Holding Corporation (the “Company”), through its subsidiaries, is a nationwide commercial operator of fitness centers. As of December 31, 2006, the Company operated three hundred seventy-five facilities, located in twenty-six states and Canada. Additionally, thirty-five clubs were operated pursuant to franchise and joint venture agreements in the United States, Mexico, Asia, and the Caribbean. All significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

The Company reported a loss from continuing operations for the years 2002 through 2005, and reported modest income from continuing operations in 2006. In addition, our December 31, 2006 consolidated balance sheet reflects a stockholders’ deficit of $1,400,422. During the last five years, the Company’s primary markets have become more competitive, with competitors entering and opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its financial condition, particularly as it relates to liquidity. These conditions are expected to persist.

The Company has a substantial amount of debt. As of December 31, 2006, total consolidated debt (excluding trade debt) was $761,347. Of this amount, $513,913 is due in 2007 and is classified as a current liability in the Company’s consolidated balance sheet. This debt level resulted in reported interest expense of $101,859 in 2006, including cash-payable interest of $79,292. This substantial amount of debt service adversely affected financial health and business operations by, among other things, limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements; continuing to require that the Company dedicate a substantial portion of any cash flows from operations and future business opportunities; and increasing the Company’s vulnerability to adverse economic conditions.

Planned Reorganization

As a result of the Company’s deteriorating financial condition and pending debt requirements, in November 2005 the Company began considering strategic alternatives. To this end, the Company engaged JP Morgan Securities, Inc. and The Blackstone Group to assist the Company in commencing a process to identify and evaluate strategic alternatives, including without limitation a sale of substantially all of the Company’s assets. This process, which was conducted under the direction of the Strategic Alternatives Committee of the Board, did not result in a strategic transaction. The Company subsequently retained Jefferies & Company in February 2007 as its financial advisors. In March 2007, certain holders of our Senior Notes and Senior Subordinated Notes formed an Ad Hoc Committee and the Company began discussions with them with respect to de-leveraging its balance sheet. In April 2006, the Company was required to make an interest payment of $14,812 on its Senior Subordinated Notes. It elected not to make this interest payment and an event of default occurred under the Senior Subordinated Notes Indenture, which also triggered an event of default under the Senior Notes Indenture. In April and May 2007, the Company entered into Forbearance Agreements with lenders under its New Facility and holders of its Senior Subordinated Notes and Senior Notes, which agreements expire on July 13, 2007.

On June 27, 2007, the Company commenced a solicitation of votes on the Plan of Reorganization from holders of the Senior Notes and Senior Subordinated Notes. If the Company receives the requisite votes in favor of the Plan of Reorganization, it intends to file a voluntary prepackaged petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in late July 2007. Prior to commencement of the consent solicitation, the Company entered into a Restructuring Support Agreement with holders of a majority of the Senior Notes and more than 80% of the Senior Subordinated Notes, in which the consenting noteholders agreed to vote in favor of the Plan of Reorganization, on the terms and conditions specified therein. Under certain

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

circumstances, the Company may file for bankruptcy prior to the end of the solicitation period. The Plan of Reorganization includes, among other things, the following key terms:

•	New Facility. The New Facility would be unimpaired. As a condition to effectiveness of the Plan of Reorganization, the Company will amend and restate (with the consent of the Lenders) or replace the New Facility with a $292,000 senior secured credit facility agreement on terms no less favorable than described in the Plan of Reorganization.

•	Senior Notes. The Company does not intend to make the cash interest payment due on the Senior Notes on July 15, 2007. The Plan of Reorganization would, if approved, confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each holder of Senior Notes would receive a pro rata share of new senior notes (the “New Senior Notes”) in the principal amount of $247,337.5 with an interest rate of 12 3/8%. The maturity and guarantees of the New Senior Notes would be the same as for the Senior Notes. Upon effectiveness of the Plan, holders of the Senior Notes would receive a fee equal to 2% of the face value of their notes.

•	Senior Notes Indenture. The Senior Notes Indenture would be amended to provide the holders with a “silent” second lien on substantially all of the Company’s assets and the assets of its subsidiary guarantors. Under the amended Senior Note Indenture, the Company would have a permitted debt basket for the New Facility of $292,000, with a reduction for proceeds of asset sales completed after June 15, 2007 that are used to permanently pay down indebtedness under the New Facility and are not reinvested in replacement assets within 360 days after the applicable asset sale. The amended Senior Note Indenture would also permit the Company to issue, in addition to the Rights Offering Senior Subordinated Notes, an additional $90,000 of pay-in-kind senior subordinated notes, as described more fully under “Rights Offering” section below after emergence from bankruptcy.

•	Senior Subordinated Notes. Holders of Senior Subordinated Notes would receive, in exchange for their claims, New Subordinated Notes representing approximately 24.8% of their claims, New Junior Subordinated Notes representing approximately 21.7% of their claims, and shares of common stock representing 100% of the equity in the reorganized company, subject to reduction for common stock to be issued to holder of certain other claims. The New Subordinated Notes would mature five years and nine months after the effective date of the Plan of Reorganization and would bear interest payable annually at 13 5/8% per annum if paid in kind or 12% per annum if paid in cash, at our option, subject to a toggle covenant based on specified cash EBITDA and minimum liquidity thresholds.

•	Rights Offering. In addition to the consideration described above, holders of Senior Subordinated Notes would receive non-detachable rights to participate in a rights offering of Rights Offering Senior Subordinated Notes in principal amount equal to approximately 27.9% of their claims, or $90,000. The Rights Offering Senior Subordinated Notes would rank senior to the New Subordinated Notes and New Junior Subordinated Notes but otherwise have the same terms. Holders of certain other claims against the Company will be given the opportunity to participate in the rights offering, which, if exercised, would generate incremental proceeds beyond the $90,000 to be funded by electing Senior Subordinated Noteholders.

•	Subscription and Backstop Purchase Agreement. On June 27, 2007, the Company entered into a Subscription and Backstop Purchase Agreement with certain holders of Senior Subordinated Notes, who have agreed to subscribe for their pro rata share of Rights Offering Senior Subordinated Notes and to purchase any Rights Offering Senior Subordinated Notes not subscribed for in the rights offering. The Company has agreed to pay a fee to each backstop provider in the amount of 4% of its backstop commitment, subject to a rebate of approximately 80% of such amount if the Plan is consummated.

•	Existing Equity. All existing equity would be cancelled for no consideration.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The Company expects to continue normal club operations during the restructuring process. If the Company files the Plan of Reorganization, it would seek to obtain the necessary relief from the Bankruptcy Court to pay the majority of its employee, trade and certain other creditors in full and on time in accordance with existing business terms. Upon effectiveness of the Plan of Reorganization, the Company would, among other things, amend its charter and by-laws and enter into a stockholders’ agreement and a registration rights agreement with holders of the Company’s common shares. In addition, the Company’s new Board of Directors will consider adopting a new management long-term incentive plan intended to provide incentives to certain employees to continue their efforts to foster and promote the Company’s long-term growth objectives.

If the Company does not receive the necessary votes in favor of the Plan of Reorganization during the solicitation period, it will evaluate other available options, including filing one or more traditional, non-prepackaged Chapter 11 cases.

Note 2	Summary of Significant Accounting Policies

Description of Business:  The Company, through its subsidiaries, is a nationwide commercial operator of fitness centers. As of December 31, 2006, the Company operated three hundred seventy-five facilities, located in twenty-six states and Canada. Additionally, thirty-five clubs were operated pursuant to franchise and joint venture agreements in the United States, Mexico, Asia, and the Caribbean. All significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan areas in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries.

Principles of Presentation and Consolidation:  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and other controlled entities. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has prepared the consolidated financial statements on the basis that the Company will continue as a going concern.

Use of Estimates:  The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make extensive use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates in these consolidated financial statements include estimates of future cash flows associated with assets, useful lives of depreciable and amortizable assets, expected member attrition, future taxable income, future cash flows resulting from retained risk arrangements, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances in making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash:  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short maturity of those instruments.

Property and Equipment:  Property and equipment are stated at cost. Property and equipment acquired in business combinations are recorded at their estimated fair values on the date of acquisition under the purchase method of accounting. Equipment under capital leases is stated at the present value of the minimum lease payments. Improvements are capitalized, while repair and maintenance costs are charged to operations when incurred.

Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets. Buildings and related improvements are depreciated over 5 to 35 years and useful lives for

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

equipment and furnishings range from 5 to 10 years. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Depreciation of construction in progress is not recorded until the assets are placed into service. Depreciation of property and equipment amounted to $53,434, $56,462 and $64,547 for 2006, 2005 and 2004, respectively.

Long-Lived Assets:  The Company accounts for its long-lived tangible assets and definite-lived intangible assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the Company assesses the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. The Company measures the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the projected and estimated net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted projected and estimated future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. The Company measures the amount of impairment of other long-lived assets (excluding goodwill) by the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. The Company presents an impairment charge as a separate line item within income (loss) from continuing operations in the Company’s consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, the Company includes the impairment charge, on a net-of-tax basis, within the results of discontinued operations. The Company classifies long-lived assets to be disposed of other than by sale as held and used until they are disposed.

Primary indicators of impairment include significant declines in the operating results or an expectation that a long-lived asset may be disposed of before the end of its useful life. Impairment is assessed at a club operation level, which is the lowest level at which identifiable cash flows are largely independent of the cash flows of other assets. Costs to reduce the carrying value of long-lived assets are separately identified in the Statements of Operations as “Asset impairment charges.” See Note 5 for a description of asset impairment charges recorded in 2006, 2005 and 2004.

The Company accounts for discontinued operations under SFAS No. 144, which requires that a component of an entity that has been disposed of or is classified as held for sale after January 1, 2002 and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as discontinued operations. In the period that a component of an entity has been disposed of or classified as held for sale, the Company reclassifies the results of operations for current and prior periods into a single caption titled “discontinued operations”.

Deferred Lease Liabilities and Noncash Rental Expense:  The Company recognizes rental expense for leases with scheduled rent increases, leasehold incentives and rent concessions on the straight-line basis over the life of the lease beginning upon the commencement of the lease.

Software for Internal Use:  Certain costs incurred related to software developed for internal use are accounted for in accordance with the American Institute of Certified Public Accountants’ Statement of Position No. 98-1 (“SOP 98-1”), “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, costs incurred in the planning and post-implementation stages are expensed as incurred, while costs relating to application development are capitalized. Qualifying software development costs are included as an element of property and equipment in the consolidated balance sheets. The Company amortizes such software costs over the shorter of the estimated useful life of the software or five years.

Goodwill and Other Intangible Assets:  The Company’s intangible assets are comprised principally of goodwill, member relationships, leasehold rights and certain trademarks. Goodwill represents the excess of cost

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

over fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which consist of certain trademarks, are not amortized, but instead tested for impairment at least annually.

The Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, a significant long-term adverse change in the business climate that is expected to cause a substantial decline in membership, or a significant change in the delivery of health and fitness services that results in a substantially more cost effective method of delivery than health clubs. The Company tested to determine if the fair value of each of its reporting units was in excess of its respective carrying values at December 31, 2006, 2005 and 2004, for purposes of the annual impairment test.

Income Taxes:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company considers future taxable income, the scheduled reversal of deferred tax liabilities, and ongoing tax strategies in assessing the need for a valuation allowance with respect to its deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to a level which management believes more likely than not will be realized.

Deferred Financing Costs:  The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt instrument using the effective interest method. The costs incurred in 2006, 2005 and 2004 related to the execution of waivers with respect to certain of the Company’s debt covenants. During the years ended December 31, 2006, 2005 and 2004, the Company recognized amortization expense of $21,100, $8,500 and $3,400, respectively. Accumulated amortization of deferred financing costs amounted to $28,651 and $18,167 as of December 31, 2006 and 2005, respectively.

Prepaid Expenses:  Prepaid expenses consist of prepaid rent and prepaid advertising expenses.

Other Current Assets:  Other current assets consist primarily of inventory and other prepaid expenses, including insurance expenses and other. Inventory consists primarily of nutritional products, apparel and other retail products. Inventory is valued at the lower of cost or market.

Fair Values of Financial Instruments:  The Company determined by using quoted market prices that the fair value of the Senior Subordinated Notes was $276,930 and $288,507 at December 31, 2006 and 2005, respectively, and that the carrying value at December 31, 2006 was $297,774. The Company determined by using quoted market prices that the fair value of the Company’s 10 1/2% Senior Notes due 2011 (the “Senior Notes”) was $229,907 and $242,299 at December 31, 2006 and 2005, respectively, and that the carrying value at December 31, 2006 was $235,199. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes and the Senior Notes is not necessarily indicative of the amount which could be realized in a current market exchange. The carrying values of accounts payable, income taxes payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

Revenue Recognition:  The Company’s principal sources of revenue include membership services, principally health club memberships and personal training services, and the sale of nutritional products. The Company

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. With respect to health club memberships and personal training, the Company relies upon a signed contract between the Company and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.

The Company receives membership fees and monthly dues from its members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to fifteen calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned.

Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36-month contracts. Contracts include a member’s right to renew the membership at a discount compared to the monthly payments made during the initial contractual term.

Additional members may be added to the primary joining member’s contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that may discontinue their membership at any time.

Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership term is estimated on an aggregate basis at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. Estimates of membership term were up to 360 months during 2006, 2005, and 2004. The table below presents the current member duration distribution of our members that have continuously maintained membership and were members as of December 31, 2006, 2005 and 2004. Reactivation members include members that have experienced discontinuous periods of membership, having ceased membership to later return to membership status through our ongoing reactivation solicitations of expired members. Nonrenewable members are those which have a definite term of three years or less and do not have a right to renew their membership at the conclusion of the term.

Term Age Status of	At December 31,
Current Members	2006	2005	2004

3 years or less	39.2%	39.5%	38.8%
4 to 10 years	19.8%	21.4%	22.5%
11-20 years	14.3%	15.7%	16.5%
21-30 years	3.8%	3.0%	2.5%
Over 30 years	0.6%	0.5%	0.4%
Reactivation and nonrenewable	22.3%	19.9%	19.3%

	100.0%	100.0%	100.0%

As of December 31, 2006 and 2005, the weighted average membership life for members that commit to a membership term of between 12 and 36 months was 34 months and 38 months, respectively. Members with these terms that finance their initial membership fee have a weighted average membership life of 33 months and 36 months at December 31, 2006 and 2005, respectively, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 48 months and 57 months at December 31, 2006 and

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

2005, respectively. As a result of the Company’s business practice of discounting monthly payments made during the renewal term when compared to monthly payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the initial contractual term. Changes in member behavior, competition, and our performance may cause actual attrition to differ significantly from estimated attrition. A resulting change in estimated attrition may have a material effect on reported revenues in the period in which it is first identified.

Beginning in the fourth quarter of 2004, the Company increased contractual renewal rates associated with its typical membership offering. Historically when a member reaches renewal, the Company’s business practice is to reduce renewal rates in order to increase retention during the renewal period. Because the Company includes a discount in its membership contract and does not have a demonstrated history of collecting the contractual renewal rate, it uses the current collections of members in renewal to estimate both ultimate collections and the portion attributable to the initial term.

To the extent that actual cash collected in renewal is different from the estimated amount, revenues in the period of the change in estimate may be materially impacted. If the Company is successful in collecting the contractual renewal rate, revenue deferred during the initial term is expected to decline. If the Company offers discounts to renewing members that are more significant than those that have been offered in the past, revenue required to be deferred during the initial contract term will increase. The potential effects of this change in estimate may be amplified if, for example, the collection of higher contractual renewal rates results in a decline in membership retention, which will reduce the Company’s estimate of total membership life and further reduce the amount of deferred revenue recorded. Changes in member behavior, competition, and Company performance may cause actual collected renewal rates to differ significantly from estimated renewal rates. A resulting change in estimated renewal rates may have a material effect on reported revenues in the period in which the change of estimate is made.

Members in their non-obligatory renewal period of membership totaled approximately 62% of total members at December 31, 2006 and 2005, and approximately 61% of total members at December 31, 2004. Renewal members may cancel their membership at any time prior to their monthly or annual due date. Membership revenue from members in renewal includes monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.

Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated membership life. Membership life for month-to-month members is currently estimated at between 2 and 67 months, with an average of 15 months, as of December 31, 2006, and were estimated between 4 and 41 months, with an average of 15 months, as of December 31, 2005.

Paid-in-full members who purchase nonrenewable memberships must purchase a new membership plan to continue membership beyond the initial contractual term. Such membership fees are deferred and amortized over the contract term.

Personal training and other services are provided at most of the Company’s fitness centers. Revenue related to personal training services is recognized when the four criteria of recognition described above are met, which is generally upon rendering of services. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected over periods generally up to three months after an initial payment. Collections of amounts related to paid-in-full personal training services contracts are deferred and recognized as personal training services are rendered. Revenue related to personal training contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

Sales of nutritional products and other fitness-related products occur primarily through the Company’s in-club retail stores and are recognized upon delivery to the customer, generally at point of sale. Revenue recognized in the

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

accompanying consolidated statement of operations as “miscellaneous” includes amounts earned as commissions in connection with a long-term licensing agreement related to the third-party sale of Bally branded fitness equipment. Such amounts are recognized prior to collection based on commission statements from the licensee. Other amounts included in miscellaneous revenue are recorded upon receipt and include franchising fees, facility rental fees, locker fees, late charges and other marketing fees pursuant to in-club promotion agreements.

The Company enters into contracts that include a combination of (i) health club services (which may include two or more members on a single contract), (ii) personal training services, and (iii) nutritional and weight management products. In these multiple element arrangements, health club services are typically the last delivered service. The Company accounts for these arrangements as single units of accounting because it does not have objective and reliable evidence of the fair value of health club services. Under Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”), elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. The Company does not have objective and reliable evidence of the fair value of health club services and, as a result, treats these arrangements as single units of accounting.

Costs related to acquiring members and delivering membership services are expensed as incurred. Advertising costs are charged to expense as incurred, or in the case of television commercial production, upon the first airing.

Derivative Financial Instruments:  The Company is a limited user of derivative financial instruments to manage risks generally associated with interest rate volatility. The Company does not hold or issue derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended by SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not classified as qualifying hedging instruments are adjusted to fair value through earnings. Changes in the fair value of derivatives that are designated and qualify as effective hedges are recorded either in accumulated other comprehensive loss or through earnings, as appropriate. The ineffective portion of derivatives that are classified as hedges is immediately recognized in earnings.

Investments:  Investments in the common stock of entities for which the Company has significant influence over the investee’s operating and financial policies, but less than a controlling interest, are accounted for using the equity method. Under the equity method, the Company’s investment in an investee is included in the consolidated balance sheet under the caption “other assets” and the Company’s share of the investee’s earnings or loss is included in the consolidated statements of operations under the caption “other, net.”

Commitments and Contingencies — Litigation:  The Company accounts for contingencies in accordance with SFAS 5, “Accounting for Contingencies”, which requires the Company to accrue loss contingencies when the loss is both probable and estimable. All legal costs expected to be incurred in connection with loss contingencies are expensed as incurred.

Comprehensive Income (Loss):  SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under GAAP, and also considers the effects of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ deficit. The Company reports the effects of currency translation as components of comprehensive income (loss).

Insurance Proceeds:  Insurance proceeds for reimbursement of costs incurred as a result of investigations, disputes and legal proceedings pursuant to the Company’s director and officer insurance policies are recorded upon receipt and are recorded as a reduction of selling, general and administrative costs in the statement of operations.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Income (Loss) Per Share:  Income (loss) per share is computed in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, certain restricted stock, and warrants using the “treasury stock” method. The per share amounts presented in the Consolidated Statements of Operations are based on the following amounts:

	Fiscal Year Ended December 31,
	2006	2005	2004

Numerator for basic EPS:
Net income (loss)	$43,067	$(9,614)	$(30,256)
Denominator for basic EPS:
Weighted average shares outstanding	39,809,395	34,624,039	32,838,811
Numerator for diluted EPS:
Net income (loss)	$43,067	$(9,614)	$(30,256)
Denominator for diluted EPS:
Weighted average shares outstanding	40,519,475	34,624,039	32,838,811

The following potentially dilutive shares were not included in the computation of diluted loss for the years ended December 31 as their effects would be anti-dilutive:

	2006	2005	2004

Options to purchase common stock	2,705,091	2,622,107	4,080,223

Employee Share-based Compensation:  On January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) to record compensation expense for its employee stock options and restricted stock. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB 25, in accounting for its employee stock options. For information regarding share-based compensation, see Note 15 (Share-based Payments) to these Consolidated Financial Statements.

Foreign Currency Translation:  Foreign operations of non-U.S. subsidiaries whose functional currency is not the U.S. dollar have been translated into U.S. dollars in accordance with the principles prescribed in SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). All assets, liabilities, and minority interests are translated at the period end exchange rates, stockholders’ equity is translated at historical rates, and revenues and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments are included in the accumulated other comprehensive loss component of stockholders’ deficit. Gains and losses resulting from foreign currency transactions are reflected in net income (loss).

Reclassifications:  In the 2006 balance sheet, the Company has reported its self-insurance liabilities gross of excess insurance and recorded receivables for the amounts to be recovered from the insurance provider. The Company has increased other current assets by $3,511, other assets by $11,494, accrued liabilities by $3,511, and other liabilities by $11,494 in the 2005 balance sheet to conform with the presentation in the 2006 balance sheet.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 3	Other Current Assets

Other current assets consist of:

	December 31,
	2006	2005

Inventory	$6,647	$8,818
Other	14,760	12,087

	$21,407	$20,905

Note 4	Property and Equipment

Property and equipment consists of:

		December 31,
	Estimated Useful Life	2006	2005

Land	—	$26,768	$32,974
Buildings and improvements	5 to 35 years	118,520	147,204
Leasehold improvements	12 to 15 years(1)	456,152	616,226
Equipment	5 to 10 years	226,706	268,126
Less: Accumulated depreciation		(580,349)	(749,860)

		$247,797	$314,670

(1)	Shorter of lease term or estimated useful life, not to exceed 15 years.

Depreciation of property and equipment amounted to $53,434, $56,462 and $64,547 in 2006, 2005 and 2004, respectively. The Company capitalized interest of $516 and $309 for the years ended December 31, 2006 and 2005, respectively, related to the construction and equipping of clubs.

Note 5	Asset Impairment Charges

In accordance with SFAS No. 144, all long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company reviews assets at the lowest level for which there are identifiable cash flows, which is at the club level. The carrying amount of the club assets is compared to the expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the club. Cash flows are projected for each club based upon historical results and expectations. In cases where the expected future cash flows are less than the carrying amount of the assets, those clubs are considered impaired and the assets are written down to fair value. For purposes of estimating fair value, the Company has discounted the projected future cash flows of the impaired clubs at a weighted average cost of capital.

The Company has recorded total impairment losses of $38,258, $10,115 and $11,490 in the years ended December 31, 2006, 2005 and 2004, respectively.

Note 6	Insurance Proceeds

Costs incurred as a result of the Audit Committee investigation, costs of cooperating with the various government agencies investigating accounting-related matters, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action and other

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

litigation are reflected in “General and Administrative” expenses in the Consolidated Statements of Operations. The Company received insurance payments of $2,797 and $7,270 during the years ended December 31, 2006 and 2005, respectively, for reimbursement of costs incurred in this period and in prior periods pursuant to the Company’s Director and Officer insurance policies. See Note 18.

Note 7	Goodwill and Other Intangible Assets

The Company’s intangible assets are comprised principally of goodwill, member relationships, leasehold rights and certain trademarks. Goodwill represents the excess of cost over fair value of assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which consist of certain trademarks, are not amortized but instead tested for impairment at least annually.

The Company is required to test goodwill for impairment on an annual basis for each of its reporting units. The Company is also required to evaluate goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Certain indicators of potential impairment that could impact the Company’s reporting units include, but are not limited to, a significant long-term adverse change in the business climate that is expected to cause a substantial decline in membership, or a significant change in the delivery of health and fitness services that results in a substantially more cost effective method of delivery than health clubs. The Company tested to determine if the fair values of each of its reporting units were in excess of their respective carrying values at December 31, 2006, 2005 and 2004, for purposes of the annual impairment test.

As a result of the adoption of SFAS No. 142, the Company ceased amortization of goodwill in 2002 in accordance with the provisions of this standard. As stated above, the Company’s intangible assets other than goodwill consist primarily of member relationships, leasehold rights, and certain trademarks. The Company has determined member relationships and leasehold rights have finite useful lives of six and ten years, respectively, and are amortized on a straight-line basis over these useful lives. The Company also evaluates other intangible assets on an annual basis to determine if the carrying values of these assets exceed their respective fair values. This evaluation utilizes an expected cash flow technique to determine fair value. Certain acquired clubs’ estimated future cash flows were found to be insufficient to recover the carrying value of acquired intangible assets. As a result of this evaluation, the Company recorded an impairment charge against other intangible assets of $1,462, $1,220 and $209 in the years ended December 31, 2006, 2005 and 2004, respectively. This charge is reported as an element of operating expenses under the caption “Impairment of goodwill and other intangibles” in the consolidated statement of operations.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The following table summarizes the changes in the Company’s net goodwill balance during 2006, 2005 and 2004:

Balance at December 31, 2003	$19,662
Goodwill acquired	40
Goodwill impairment charge	(25)
Other	24

Balance at December 31, 2004	19,701
Goodwill impairment charge	—
Other	33

Balance at December 31, 2005	19,734
Goodwill impairment charge	—
Other	—

Balance at December 31, 2006	$19,734

The following tables summarize the December 31, 2006 and 2005 gross carrying amounts and accumulated amortization of amortizable and unamortizable intangible assets, intangible additions, intangible impairments, amortization expense for the years ended December 31, 2006, 2005 and 2004, and the estimated amortization expense for the five succeeding years:

	2006	2005

Amortizable intangible assets:
Cost:
Membership relations	$6,218	$6,753
Non-compete agreements	81	81
Leasehold rights	8,043	9,547
Trademarks	8,308	8,421

	22,650	24,802
Accumulated amortization:
Membership relations	(6,193)	(6,631)
Non-compete agreements	(81)	(81)
Leasehold rights	(7,340)	(6,790)
Trademarks	(1,554)	(1,509)

	(15,168)	(15,011)

Net book value	$7,482	$9,791

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Aggregate additions to intangible asset cost (principally leasehold rights and membership relations):
Year ended December 31, 2004	$20
Year ended December 31, 2005	—
Year ended December 31, 2006	—
Aggregate impairment charges to intangible asset cost:
Year ended December 31, 2004	209
Year ended December 31, 2005	1,220
Year ended December 31, 2006	1,462
Aggregate amortization for amortized intangible assets:
Year ended December 31, 2004	1,266
Year ended December 31, 2005	1,104
Year ended December 31, 2006	775
Estimated amortization expense:
Year ending December 31, 2007	311
Year ending December 31, 2008	300
Year ending December 31, 2009	230
Year ending December 31, 2010	30
Year ending December 31, 2011	—

Note 8	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2006	2005

Payroll and benefit-related liabilities	$26,148	$28,851
Interest	21,367	20,407
Deferred rent liability	10,136	12,590
Advertising	1,725	1,327
Taxes other than income taxes	8,760	8,241
Other	47,567	28,537

	$115,703	$99,953

Other, at December 31, 2006, includes $15,375 relating to the sale/leaseback transaction of October 2006. This amount represents interim financing for the four properties included in this transaction. In the first quarter 2007, the Company amended this transaction and recorded the sale and subsequent leaseback transaction.

Note 9	Derivative Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as interest rate hedging instruments, the effective portion of the derivative fair value change must be recorded through other

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

comprehensive income, a component of stockholders’ equity (deficit). For hedges qualifying as fair value hedges, both the swap and the hedged portion of the debt are recorded in the balance sheets.

The Company entered into two interest rate swap agreements in 2003 which change the fixed-rate interest rate exposure on $200,000 of the Company’s 9 7/8% Senior Subordinated Notes due 2007, to variable-rate based on the six-month Eurodollar rate plus 6.01%, by entering into a receive-fixed, pay-variable interest rate swap. Under the swap, the Company receives fixed rate payments and makes variable rate payments, thereby creating variable-rate long-term debt. These swap agreements are accounted for as qualifying interest rate hedges of the future fixed-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying consolidated balance sheets. The change in fair value of the swaps exactly offsets the change in fair value of the hedged debt, with no impact on earnings.

The fair values of the interest rate swap agreements are determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company swap arrangements. The fair value represents an estimate of the net amounts that the Company would receive or pay if the agreements were transferred to another party or cancelled as of the date of the valuation. During the years ended December 31, 2006 and 2005, approximately $3,392 and $1,472, respectively, related to the swaps were reported as an addition and offset, respectively, to interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheets at December 31, 2006 and 2005 reflect other long-term liabilities of $2,099 and $3,798, respectively, to reflect the fair value of the swap agreements.

Note 10	Long-Term Debt

	December 31,
	2006	2005

Nonsubordinated:
Term loan, due 2007	$205,900	$—
Delayed-draw term loan, due 2007	5,000	—
Term loan, due 2009	—	173,250
Revolving credit facility	—	35,000
10 1/2% Senior Notes due 2011	235,199	235,242
Capital lease obligations	9,527	9,080
Other secured and unsecured obligations	7,947	20,845
Subordinated:
9 7/8% Series D Senior Subordinated Notes due 2007, less unamortized discount of $127 and $297	297,538	295,669
9 7/8% Series B Senior Subordinated Notes due 2007	236	236

Total long-term debt	761,347	769,322
Current maturities of long-term debt (nonsubordinated and subordinated)	(513,913)	(13,018)

Long-term debt, less current maturities	$247,434	$756,304

New Facility

On October 16, 2006, the Company entered into the New Facility with a group of financial institutions led by JPMorgan, the proceeds of which were used to fully satisfy the Company’s obligations under its Credit Agreement which is discussed below. The New Facility, which amended and restated the Credit Agreement, provides (i) a term

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

loan in the amount of $205,900, (ii) a delayed-draw term loan facility in the amount of $34,100, and (iii) a revolving credit facility in the amount of $44,000. The New Facility has a termination date which is the earlier of (i) 14 days prior to the maturity of the Senior Subordinated Notes (due October 15, 2007), including extensions or refinancing, and (ii) October 1, 2010. The current termination date is October 1, 2007 and, as such, amounts outstanding under the New Facility are included in current maturities of long-term debt on the Company’s Consolidated Balance Sheet at December 31, 2006. The term loan is payable in quarterly installments of $514.75 beginning on October 31, 2007 with a final installment of $199,723 due on October 1, 2010, or any earlier termination date related to the maturity of the Senior Subordinated Notes. The delayed draw term loan is payable in a single installment on the termination date. The rate of interest on the borrowings under the New Facility is, at the Company’s option, either the reference rate (higher of the prime rate or federal funds rate plus .50%) plus a margin of 3.25% or a Eurodollar rate plus a margin of 4.25%. Commitment fees of 0.50% and 1.00% per annum are payable on the unused portion of the revolving credit facility and the undrawn portion of the delayed draw term loan, respectively. At December 31, 2006, the average rate on borrowings under the New Facility was 9.70% per annum. The proceeds from the term loan and revolving credit were used to refinance the amounts outstanding under the Company’s existing Credit Agreement and to provide additional working capital. The delayed draw term loan is available to be drawn for 18 months from October 2006 and will be used to fund capital expenditures. The amount available under the revolving credit facility is reduced by any letters of credit outstanding ($18,152 at December 31, 2006). A fee of 4.25% per annum and a fronting fee of 0.25% per annum are paid on outstanding letters of credit.

The New Facility is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Company’s obligations under the New Facility are guaranteed by most of its domestic subsidiaries. The New Facility contains restrictive covenants that include minimum monthly cash EBITDA and minimum monthly liquidity requirements, financial reporting requirements, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; and changing our fiscal year; all subject to certain exceptions. The New Facility also contains various financial reporting requirements, including an annual audit opinion, provided that the receipt of a “going concern” qualification or exception to such audit opinion does not violate the terms of the New Facility so long as the Company is otherwise in compliance with the New Facility.

The New Facility provides the Company with the ability to enter into and to retain the proceeds from permitted (i) sale/leaseback transactions of up to $25,000 and (ii) asset sales of up to $25,000 and, thereafter, 50% of incremental proceeds from permitted sale/leaseback and asset sale transactions up to $25,000. Additionally, the New Facility contains a covenant that required the Company to raise additional liquidity in the amount of $20,000 by December 31, 2006 from permitted sale/leasebacks, permitted asset sales or issuances of capital stock. Proceeds of $22,494 from sale/leaseback transactions that were completed in October and December 2006 met this requirement.

Costs incurred related to obtaining the New Facility totaled approximately $5,900. The Company expensed approximately $4,000 of these costs in the fourth quarter of 2006 and the remaining $1,900 were capitalized and will be amortized to interest expense over the term of the New Facility, which currently has a termination date of October 1, 2007. If the termination date of the New Facility is extended, the deferral period for any remaining unamortized costs will also be extended to the new termination date. Unamortized deferred financing costs relating to the Credit Agreement of approximately $3,600 were expensed in the fourth quarter of 2006 and the remaining $300 will be amortized over the term of the New Facility.

At December 31, 2006, the Company was in compliance with all covenants under the New Facility.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

On April 2, 2007, the Company failed to comply with certain financial reporting covenants under the New Facility. On April 12, 2007, the Company entered into a Forbearance Agreement with the lenders under the New Facility. Under this agreement the lenders agreed to forbear from exercising any remedies under the New Facility as a result of defaults arising from the Company’s failure to deliver audited financial statements for the fiscal year ended December 31, 2006, a certificate of KPMG LLP or other independent public accountant of national reputation certifying that such accountants have not obtained knowledge of any event or act which would constitute a default or event of default with respect to financial covenant and certain computations (the “Accountant’s Certificate”) and updated financial projections through December 2010 due to the lenders by April 2, 2007; and cross defaults arising from defaults under the indentures governing its Senior Subordinated Notes and Senior Notes due to the Company’s inability to timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, and the failure to make a scheduled interest payment due April 16, 2007 on the Senior Subordinated Notes. The Forbearance Agreement contains restrictions during its term on additional indebtedness, liens, investments, asset sales and sale/leasebacks. However, the Forbearance Agreement permitted the Company to sell its Canadian assets and does not prohibit sale/leaseback transactions or the sale of assets with a total value not to exceed $7,500. The Company was permitted to retain the net proceeds from the sale of its Canadian assets, and $5,000 of net proceeds from other asset sales. The Forbearance Agreement requires the Company to deliver its audited financial statements within three days of receipt, to provide a restructuring plan by June 28, 2007, to provide additional monthly reporting and waives the requirement for the Accountant’s Certificate. Furthermore, the Forbearance Agreement required that the Company enter into forbearance agreements with respect to defaults under its public indentures with the holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes, which the Company effected on May 14, 2007. The Forbearance Agreement will terminate on the earlier of July 13, 2007 or the date on which (i) a default occurs which is not a default covered by the Forbearance Agreement, (ii) any payment of principal or interest is made on the Senior Subordinated Notes, (iii) the commencement of any enforcement action under the indenture governing either the Senior Notes or Senior Subordinated Notes, including acceleration of the Senior Notes or the Senior Subordinated Notes, or (iv) upon certain challenges to the validity or enforceability of the New Facility or the Forbearance Agreement. The Company paid fees of $587 related to the Forbearance Agreement.

Credit Agreement

On October 14, 2004, the Company entered into a credit agreement (the “Credit Agreement”) with a group of financial institutions led by JP Morgan Chase Bank that amended and restated its revolving credit agreement. The Credit Agreement provided for a $175,000 term loan expiring in October 2009 and a $100,000 revolving credit facility expiring in June 2008. The term loan was payable in quarterly installments of $437.5 beginning March 31, 2005, with a final installment of $166,687.5 due on October 14, 2009. The rate of interest on borrowings under the revolving credit facility was, at the Company’s option, either the reference rate (higher of the prime rate or the federal funds rate plus 0.50%) plus a margin of 2.25% to 3.0% per annum, or a Eurodollar rate plus a margin of 3.25% to 4.0% per annum. The margins applicable to the reference rate and Eurodollar rate loans are determined by reference to a pricing matrix based on total leverage of the Company. A commitment fee of 0.75% or 0.50% per annum, based on utilization, is payable on the unused portion of the revolving credit facility. The rate of interest on the term loan was, at the Company’s option, either the reference rate plus 3.75% per annum or a Eurodollar rate plus 4.75% per annum. At December 31, 2005, the average rate on borrowings under the Credit Agreement was 9.02%. The Credit Agreement was secured by substantially all of the Company’s real and personal property, including member obligations under installment contracts. The Company’s obligations under the Credit Agreement were guaranteed by most of its domestic subsidiaries. The Credit Agreement contained restrictive covenants that included certain interest coverage and leverage ratios, and restrictions on use of funds; capital expenditures; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries;

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions. The amount available under the revolving credit facility was reduced by any outstanding letters of credit ($13,605 at December 31, 2005), which were limited to $30,000. A fee of 2.25% to 3.0% per annum and a fronting fee of 0.25% were paid on outstanding letters of credit. During 2006 the Company applied proceeds of $37,386 from asset sales to repay the term loan.

The Company entered into a number of amendments, waivers and consents with its lenders under the Credit Agreement. On June 23, 2006, the Company entered into the Fourth Amendment to the Credit Agreement, which extended the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice under the indentures governing the Senior Subordinated Notes or Senior Notes for the third quarter of 2006. On March 30, 2006, the Company entered into the Third Amendment and Waiver to the Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants. On October 17, 2005, the Company entered into a consent under the Credit Agreement which permitted entering into stockholders’ rights plans, subject to certain conditions. Effective August 9, 2005, the Company entered into a consent under the Credit Agreement to extend the 10-day cross-default period until August 31, 2005. Effective August 24, 2005, the Company amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending March 31, 2006 and to limit revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels. On March 31, 2005, the Company entered into the First Amendment and Waiver to the Credit Agreement that, among other things, excluded certain expenses incurred by the Company in connection with the SEC and Department of Justice investigations and other matters, from the calculation of various financial covenants, waived certain events of default related to, among other things, delivery of financial information and leasehold mortgages, reduced permitted capital expenditures, and increased financial reporting requirements.

10 1/2% Senior Notes

In July 2003, the Company issued $235,000 in aggregate principal of 10 1/2% Senior Notes due 2011 in two offerings under Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Senior Notes are jointly and severally guaranteed by substantially all of the domestic subsidiaries of the Company, on an unsecured basis. Proceeds from the note issuances were used to refinance the Company’s $131,990 term loan and $56,000 outstanding on the revolving credit facility, and to repay $25,000 on the series 2001-1. As a result, the Company wrote off $1,669 of unamortized issuance costs from the extinguished debt in the third quarter of 2003. Prior to July 2006, the Company could have redeemed up to 35% of the Senior Notes at a redemption price of 110.5% with the proceeds from one or more equity offerings. Beginning in July 2007, the Senior Notes may be redeemed at the Company’s option, in whole or in part, with premiums ranging from 5.25% in 2007 to zero in 2009 and thereafter. Upon a change of control, as defined in the indenture, holders may require the Company to purchase the Senior Notes at a price of 101%. The indenture governing the Senior Notes contains certain covenants which are described below.

9 7/8% Senior Subordinated Notes

The 9 7/8% Series B Senior Subordinated Notes and the 9 7/8% Series D Senior Subordinated Notes mature on October 15, 2007. The Series D Notes are not subject to any sinking fund requirement but may be redeemed at the

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Company’s option, in whole or in part, with premiums ranging from 3.29% in December 2003 to zero as of October 2005 and thereafter. Upon a change of control, as defined in the indenture, holders may require the Company to purchase the Senior Subordinated Notes at a price of 101%. The payment of the Senior Subordinated Notes is subordinated to the payment in full of all senior indebtedness of the Company, as defined (approximately $458,463 at December 31, 2006).

The indentures governing the Senior Subordinated Notes and the Senior Notes contain covenants including restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt of an affiliate; capital expenditures; making certain investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, and all subject to certain exceptions.

The Company did not comply with its covenant obligations under the indentures governing the Senior Subordinated Notes and the Senior Notes to file its 2005 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 2006 with the SEC by the required filing dates. See below for descriptions of the March 2006 consent solicitation waiving for limited periods defaults so arising under the financial reporting covenant obligations and the May 2007 forbearance agreements with respect to the Company’s 2006 10-K report and first quarter 2007 10-Q report.

Consent Solicitations

The Company has entered into a number of waivers, consents and amendments to its debt, agreements primarily as a result of its failure to timely file reports with the SEC as discussed below. The fees paid for these waivers and consents are contained in the table at the end of this discussion.

As a result of the Audit Committee investigation into certain accounting issues and the retention of new independent auditors, the Company announced on August 9, 2004 that it was unable to timely file its consolidated financial statements for the quarter ending June 30, 2004 with the SEC. Although the filing delay constituted a default of the financial reporting covenants under the indentures, it did not result in an event of default until delivery to the Company of a default notice and the expiration of a 30-day cure period. On October 29, 2004, the trustee advised the Company of its intention to send the Company a notice of default no later than December 15, 2004 unless the default was cured or waived prior to that date. On December 7, 2004, the Company completed consent solicitations to amend the indentures governing its Senior Subordinated Notes and its Senior Notes to waive through July 31, 2005 any default arising under the financial reporting covenants in the indentures from a failure to timely file its consolidated financial statements with the SEC. In order to secure the waiver until July 31, 2005, the Company was required to pay additional consent fees on or before June 3, 2005 and July 6, 2005.

On July 13, 2005, the Company commenced the solicitation of consents to extend the original waivers of defaults obtained on December 7, 2004 from holders of its Senior Notes and Senior Subordinated Notes (“Noteholders”) under the indentures governing the notes. On August 4 and 5, 2005, the Company received notices of default under the indentures following the expiration of the waiver of the financial reporting covenant default on July 31, 2005. The notices commenced a 30-day cure period and a 10-day period after which a cross-default would have occurred under the Company’s Credit Agreement. Effective August 9, 2005, the Company entered into a consent with its lenders under the Credit Agreement to extend the 10-day period until August 31, 2005. On August 24 and August 30, the Company received consents from holders of a majority of its Senior Subordinated Notes and its Senior Notes, respectively, to extend the waivers until November 30, 2005. Effective August 24, 2005, the Company further amended the Credit Agreement to permit payment of consent fees to the holders of the Senior Subordinated Notes and Senior Notes, to exclude certain additional expenses from the computation of various financial covenants and to reduce the required interest coverage ratio for the period ending

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

March 31, 2006 and to limit revolver borrowings under the Credit Agreement if the Company’s unrestricted cash exceeds certain levels. On November 1, 2005, the Company completed a consent solicitation of those holders of Senior Subordinated Notes who were not party to the August 24, 2005 consent agreement.

On March 14, 2006, the Company announced that it would not meet the March 16, 2006 deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and Senior Notes, it did not constitute an event of default without delivery of a notice of default and expiration of a 30-day cure period. A cross-default under the Credit Agreement would have occurred 10 days after receipt of such notice. Additionally, a default would also have occurred under the Credit Agreement if the Company did not deliver audited financial statements for the year ended December 31, 2005 to the lenders by March 31, 2006.

On March 24, 2006, the Company announced that it would seek waivers of the defaults of the financial reporting covenants under the indentures governing the Senior Subordinated Notes and the Senior Notes through a consent solicitation, which was commenced on March 27, 2006. In connection with the consent solicitation, the Company entered into agreements with approximately 53% of the holders of the Senior Subordinated Notes to consent to the requested waivers.

On March 30, 2006, the Company entered into the Third Amendment and Waiver with the lenders under the Credit Agreement that modified the definition of “Consolidated Interest Expense,” modified permitted dispositions, clarified the definition of “Banking Day,” extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, with an option to elect to extend until October 11, 2006, permitted payment of the consent fees to the holders of the Senior Subordinated Notes and the Senior Notes and excludes fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.

On April 10, 2006, the Company completed the consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 through July 10, 2006, and for the quarter ended June 30, 2006 through September 11, 2006, with an option to elect to extend through October 11, 2006.

On June 23, 2006, the Company entered into the Fourth Amendment to the Credit Agreement, which extended the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice under the indentures governing the Senior Subordinated Notes or Senior Notes for the third quarter of 2006.

Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5,600 from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The table below provides a summary of these waivers and associated fees.

			Shares of		Deferred
	Reason		Common Stock	Cash	Financing
Debt Issue	(See Notes)	Payment Date	Issued	Paid	Costs

2006 Payments
Credit Agreement	1	June		$543	$543
Senior Notes	2	April	863,819	387	8,109
Senior Subordinated Notes	2	April	1,092,376	388	10,153
Credit Agreement	2	March		2,474	2,474

Total payments 2006			1,956,195	$3,792	$21,279

2005 Payments
Senior Subordinated Notes	2	November	464,773	$1,432	$4,152
Senior Notes and Senior Subordinated Notes	2	November	232,000		1,529
Senior Notes	2	August		3,433	3,433
Senior Subordinated Notes	2	August	1,438,427		4,675
Credit Agreement	1	August		2,616	2,616
Credit Agreement	1	August		377	377
Senior Notes	3	June & July		1,160	1,160
Senior Subordinated Notes	2	June & July		1,180	1,180
Credit Agreement	2	March		1,095	1,095

Total payments 2005			2,135,200	$11,293	$20,217

Notes

1 Extend cross default period

2 Failure to timely file reports with the SEC

3 Potential covenant default

Noteholder Forbearance Agreements

On March 15, 2007, the Company announced that it would not meet the March 16, 2007 deadline for filing its Annual Report on Form 10-K for the year ended December 31, 2006. Although the delay in filing resulted in defaults of the financial reporting covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes, it did not constitute an event of default without delivery of notice and the expiration of a 30-day grace period. Pursuant to the New Facility a cross-default occurs 28 days from the delivery of such notice. On April 16, 2007, the Company did not make the $14,812 interest payment due on its Senior Subordinated Notes.

On May 14, 2007, the Company entered into the Senior Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of the Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived defaults arising from the Company’s failure to (i) timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, (ii) make a scheduled interest payment on the Senior Subordinated Notes due April 16, 2007, (iii) provide the required notices of default to the trustee, and (iv) potential failure to satisfy conditions regarding the execution of sale and leaseback transactions, and agreed to forbear from exercising any

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. The Company paid cash consent fees of $279 to holders of the Senior Notes that executed the Senior Note Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.

On May 14, 2007, the Company also entered into the Senior Subordinated Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of the Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Agreement, holders of the Senior Subordinated Notes waived defaults arising from the Company’s failure to (i) make the scheduled interest payment on the Senior Subordinated Notes due April 16, 2007, (ii) timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, (iii) provide the required notices of default to the trustee, and (iv) potential failure to satisfy conditions regarding the execution of sale and leaseback transactions, and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Subordinated Notes also consented to amend certain provisions of the Senior Subordinated Notes Indenture in connection with the waiver of the defaults. The Company did not pay a consent fee to holders of the Senior Subordinated Notes in connection with the Senior Subordinated Notes Forbearance Agreement.

On May 22, 2007, the Company entered into a Senior Notes Supplemental Indenture and a Senior Subordinated Notes Supplemental Indenture with the Trustee, which amended the Senior Notes Indenture and the Senior Subordinated Notes Indenture, respectively. The Supplemental Indentures were entered into in connection with the successful completion of the Forbearance Agreements.

Other Secured Debt

As of December 31, 2006 and 2005, the Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement. As a result, the outstanding amounts of $197 and $2,428 as of December 31, 2006 and 2005, respectively, have been classified as current as of such date. The amount outstanding on the Canadian subsidiary’s credit agreement was repaid in full on January 31, 2007.

The Company was not in compliance with the financial reporting covenants under two mortgage agreements which required the provision of audited 2006 consolidated financial statements by March 31, 2007 and April 15, 2007. At May 31, 2007, the amount outstanding under these agreements was $2,083. Upon filing this Form 10-K, the Company will be in compliance with these agreements.

Capital Leases

The Company leases certain equipment under capital leases expiring in periods ranging from one to five years. Included in “Property and Equipment” at December 31, 2006 and 2005 were assets under capital leases of $7,549 and $9,860, respectively, net of accumulated amortization of $11,611 and $29,556, respectively. The Company was not in compliance with the financial reporting covenants which required the provision of audited 2006 consolidated financial statements by April 15, 2007 under capital leases with amounts outstanding at May 31, 2007 of $3,374. Upon filing this Form 10-K, the Company will be in compliance with these agreements.

Liquidity

The Company requires operating cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We are unsure that our cash flow and availability under our revolving credit facility and delayed draw term loan will be sufficient to meet our expected needs for working capital and other cash requirements in 2007. In light of our current financial situation, the Company did not make the $14,812 interest payment due on the Senior Subordinated Notes in April 2007. Further, as discussed below, the Company will not have sufficient liquidity in the event that it is

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

unable to refinance or extend the maturity of $300,000 of debt outstanding under the Senior Subordinated Notes issue and as a result the New Facility terminates on October 1, 2007. The Company’s cash flows and liquidity may, however, be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or noteholders if required and unexpected capital requirements. The Company has substantial interest payments due on its Senior Notes in July 2007 and interest and principal on the Senior Subordinated Notes in October 2007 and it has been required to provide additional letters of credit and cash deposits to support certain vendors, credit card payment processing and insurance programs, which has reduced available liquidity under the revolving credit facility. Accordingly, no assurances can be provided that the Company will have sufficient liquidity to meet all known and unforeseen requirements.

On October 1, 2007, the New Facility will terminate in the event that the Senior Subordinated Notes have not been extended or refinanced. If this occurs, the Company will not have access to its revolving credit and delayed draw term loan facilities and amounts outstanding under the New Facility will become due. Furthermore, pursuant to the New Facility the Company’s depository accounts are subject to control agreements, and in the event of a default, its lenders could exercise their rights under these agreements. Absent an agreement by the lenders to extend the maturity of the New Facility, the Company will not have sufficient liquidity to operate its business and will be unable to satisfy the New Facility obligations when due. If such events were to occur, the holders of the Senior Notes and the Senior Subordinated Notes could accelerate the obligations under those instruments, and the Company would be unable to satisfy those obligations.

Maturities of long-term debt and future minimum payments under capital leases, together with the present value of future minimum rentals as of December 31, 2006, are as follows:

	Long-
	Term	Capital
	Debt	Leases	Total

2007	$511,625	$3,255	$514,880
2008	2,452	2,113	4,565
2009	911	5,993	6,904
2010	113	171	284
2011	235,312		235,312
Thereafter	1,407		1,407

	$751,820	$11,532	$763,352
Less amount representing interest		(2,005)	(2,005)

	$751,820	$9,527	$761,347

The above maturities present amounts under the New Facility as due in 2007, pursuant to the early termination provisions related to the refinancing of the Senior Subordinated Notes.

Note 11	Deferred Revenue

Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at December 31, 2005 and 2006 and for the years then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advanced payments from financed members are included within this table as advanced payments of periodic dues and membership fees.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

	Balance at			Balance at
	December 31,	Cash	Revenue	December 31,
	2005	Additions	Recognized	2006

Deferral of receipts from financed members:
Initial contract term payments	$517,624	$216,493	$(322,275)	$411,842
Down payments	100,009	43,798	(60,998)	82,809
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	109,819	37,940	(42,849)	104,910
Advance payments of periodic dues and membership fees	120,696	117,305	(119,147)	118,854
Receipts collected and earned without deferral during period		342,094	(342,094)
Deferral of receipts for personal training services	17,762	119,921	(120,562)	17,121

	$865,910	$877,551	(1,007,925)	735,536

Impact of foreign currency translation				3,129
SAB 108 transitional deferred revenue adjustment			5,709
Elimination of sold clubs				(1,723)

			$(1,002,216)	$736,942

The Company estimates membership term for contracts originated during each month. Each quarter it updates its estimate of membership term for each individual monthly origination group to take into account attrition experience specific to that group. As monthly sales originations mature, each quarter it monitors the specific attrition of each group and makes adjustments to the estimated membership term. During the first three years of multi-year value plan financed memberships, it closely monitors collection history and changes the estimates of membership term based on this experience. During the renewal term, the Company monitors membership term by reviewing actual membership term experience in each membership term group. In the fourth quarter of 2006, as a result of a change in estimate as to membership term length based on the most recent historical experience, the Company recorded a decrease in deferred revenue of $71,022 and increased revenue recognized by the same amount (with a consequent increase in income from continuing operations and net income of $71,022 and income per common share of $1.78).

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

	Balance at			Balance at
	December 31,	Cash	Revenue	December 31,
	2004	Additions	Recognized	2005

Deferral of receipts from financed members:
Initial contract term payments	$534,446	$272,854	$(289,676)	$517,624
Down payments	105,614	48,413	(54,018)	100,009
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	115,735	30,999	(36,915)	109,819
Advance payments of periodic dues and membership fees	132,164	129,541	(141,009)	120,696
Receipts collected and earned without deferral during period		301,248	(301,248)
Deferral of receipts for personal training services	17,697	118,755	(118,690)	17,762

	$905,656	$901,810	$(941,556)	$865,910

Note 12	Stockholders’ Deficit

Preferred Stock:  The Company is authorized to issue 10,000,000 shares, $.10 par value, of preferred stock in one or more series and to designate the rights, preferences, limitations, and restrictions of and upon shares of each series, including voting, redemption, and conversion rights. 100,000 shares of Series B Junior Participating Preferred Stock have been authorized; no shares are issued or outstanding.

On October 18, 2005, the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”), authorized a new class of and issuance of up to 100,000 shares of Series B Junior Participating Preferred Stock, and declared a dividend of one preferred share purchase right (the “Right”) for each share of Common Stock held of record at the close of business on October 31, 2005. Each Right, if and when exercisable, entitled its holder to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at a price of $13.00 per one one-thousandth of a Preferred Share subject to certain anti-dilution adjustments.

The Rights Plan provided that the Rights became exercisable only after a triggering event, including a person or group acquiring 15% or more of the Company’s Common Stock. The Company’s Board of Directors was entitled to redeem the Rights for $0.001 per Right at any time prior to a person acquiring 15% or more of the outstanding Common Stock. The Rights Plan terminated pursuant to its terms on July 15, 2006.

Common Stock:  The Company is authorized to issue 60,200,000 shares of Common Stock, $.01 par value. Each share of Common Stock is entitled to one vote per share. At December 31, 2006, 3,867,201 shares of Common Stock were reserved for future issuance; 735,701 shares in connection with outstanding warrants and 3,131,500 shares in connection with certain stock plans.

Restrictions on Net Assets:  The Company’s ability to meet its future financial obligations is dependent on the availability of cash flows from its subsidiaries. As further described in Note 10, the Company’s subsidiaries are subject to contractual restrictions that limit their ability to, among other things, incur additional indebtedness, pay dividends or other distributions on or redeem or repurchase their capital stock, make investments, enter into transactions with affiliates, issue stock, engage in unrelated lines of business, create liens to secure debt, and transfer or sell assets or merge with other companies. As a result, substantially all of the net assets of the Company’s subsidiaries were restricted at December 31, 2006.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 13	Income Taxes

The income tax provision applicable to income (loss) from continuing operations before income taxes consists of the following:

	2006	2005	2004

Deferred taxes	$2,017	$396	$(15,469)
Change in valuation allowance	(1,672)	(52)	15,813
Foreign (all current)	33	35	75
State (all current)	477	447	356

	$855	$826	$775

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial accounting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005, along with their classification, are as follows:

	2006		2005
	Assets	Liabilities	Assets	Liabilities

Installment contract revenues	$297,997	$—	$337,017	$—
Amounts not yet deducted for tax purposes	30,795	—	33,414	—
Depreciation and capitalized costs	123,682	—	112,455	—
Tax loss carryforwards	379,707	—	346,152	—
Acquired intangibles	—	387	—	1,863
Other, net	—	4,345	—	2,969

	832,181	4,732	829,038	4,832
Valuation allowance	(829,076)	—	(825,490)	—

	$3,105	$4,732	$3,548	$4,832

Current	$717	$421	$842	$691
Long-term	2,388	4,311	2,706	4,141

	$3,105	$4,732	$3,548	$4,832

At December 31, 2006, the Company has estimated federal Alternative Minimum Tax (“AMT”) credits and tax loss carryforwards of $5,896 and $791,868, respectively. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 through 2026. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2005 and fully expire through 2026. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change. Depending upon how the pending restructuring is accomplished, certain federal and state tax loss and AMT credit carryforwards could be severely limited and may not be fully utilizable by the Company.

Based upon the Company’s past performance, the expiration dates of its carryforwards, and the change in ownership under IRC Section 382, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

likely than not, will be realized. Included in the deferred tax asset and valuation allowance is $7,037 resulting from the exercise of stock options and the Company-sponsored stock purchase plan. The related benefit will be included as additional paid-in capital when realized. Also included in the deferred tax asset and valuation allowance is $795 resulting from loss carryovers acquired. The related benefit will be credited to goodwill when realized.

A reconciliation of the income tax provision with amounts determined by applying the U.S. statutory tax rate to income (loss) from continuing operations before income taxes is as follows:

	2006	2005	2004

Provision (benefit) at U.S. statutory tax rate (35)%	$2,247	$(1,656)	$(10,325)
Add (deduct):
Provision for change in valuation allowance	(1,672)	(52)	15,813
Deferred state income taxes, net of related federal income tax effect	(492)	676	(4,661)
Current state income taxes, net of related federal income tax effect	310	291	231
Foreign withholding taxes	33	35	75
Non-deductible executive compensation	—	1,045	208
Other, net	429	487	(566)

Income tax provision from continuing operations	$855	$826	$775

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact FIN 48 will have on its financial condition and results of operations. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.

Note 14	Warrants and Stock Transactions

The Company issued warrants in 1996, which as of December 31, 2006 were held by the former Chairman of the Board of Directors, President and Chief Executive Officer of the Company, Lee Hillman, entitling him to acquire 735,701 shares of Common Stock at an exercise price of $5.26 per share, subject to possible reduction of the exercise price by a maximum of $1.00 per share based on the closing price of Common Stock on the day immediately prior to exercise of the warrant. The warrants expire on December 31, 2007.

Note 15	Share-based Payments

In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS No. 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the award. Total stock-based compensation expense for the year ended December 31, 2006 was $5,022, which is comprised of $2,095 related to stock options, $2,546 related to restricted shares, and $381 related to estimated income tax obligations which are liability classified.

Pursuant to the terms of restricted stock grants to Mr. Landeck (former Chief Financial Officer), Mr. Toback (former Chairman, President and Chief Executive Officer) and Mr. Gaan (former Senior Vice President), remaining unrecognized compensation cost of $345 on 55,000 shares, $788 on 135,000 shares and $222 on 40,000 shares was recognized at the dates of their terminations in April, August and September 2006, respectively. In addition, pursuant to the separation agreement for Mr. Toback, the Company accelerated the vesting on approximately 332,000 options granted to Mr. Toback in 2003 and 2005 and recognized the remaining unrecognized compensation cost of $370 in August 2006.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB 25, and recognized no compensation costs for its stock plans other than for its restricted stock awards. Specifically, the adoption of SFAS No. 123R resulted in the recording of compensation expense for employee stock options. The following table shows the effect of adopting SFAS No. 123R on selected items (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Year Ended
	December 31, 2006
	As	Under APB
	Reported	No. 25

Income from continuing operations before income taxes	$6,419	$8,514
Income from continuing operations	5,564	7,659
Net income	43,067	45,162
Cash flow used in operating activities	(4,285)	(4,285)
Cash flow used in financing activities	(6,696)	(6,696)
Basic income per common share:
Income from continuing operations	$0.14	$0.19
Income from discontinued operations	0.94	0.94

Net income	$1.08	$1.13

Diluted income per common share:
Income from continuing operations	$0.14	$0.19
Income from discontinued operations	0.92	0.93

Net income	$1.06	$1.12

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The following table illustrates the pro forma effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period:

	2005	2004

Net loss, as reported	$(9,614)	$(30,256)
Plus: Stock-based compensation expense included in net loss	6,132	1,122
Less: Stock-based compensation expense determined under fair value based method	(8,175)	(5,030)

Pro forma net loss	$(11,657)	$(34,164)

Basic loss per common share
As reported	$(0.28)	$(0.92)
Pro forma	(0.34)	(1.04)
Diluted loss per common share
As reported	(0.28)	(0.92)
Pro forma	(0.34)	(1.04)

Stock-based Compensation Plans

In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provided for the grant of non-qualified stock options to non-employee directors of the Company. Options under the Directors’ Plan were generally granted with an exercise price equal to the fair market value of the Common Stock at the day prior to the date of grant. Option grants under the Directors’ Plan became exercisable in three equal annual installments commencing one year from the date of grant and had a 10-year term. The Directors’ Plan expired as of January 3, 2006. As such, stock options may no longer be granted under the Directors’ Plan.

Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Pursuant to the Incentive Plan, non-qualified stock options were generally granted with an exercise price equal to the fair market value of the Common Stock on the day prior to the date of grant. Incentive stock options could not be granted at less than the fair market value of the Common Stock on the date of grant. Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms. The Incentive Plan expired as of January 3, 2006. As such, awards may no longer be granted under the Incentive Plan.

On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock on the day prior to the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock on the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant and have 10-year terms. As of December 31, 2006, 131,500 shares remain available for issuance under the Inducement Plan.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Certain employment arrangements contain provisions that provide for the payment to the participant of amounts which represent estimated income tax obligations related to the vesting of awards. The amounts related to the estimated income tax obligations are liability classified awards.

On December 19, 2006, the Company’s stockholders approved the adoption of the 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), which was previously approved by the Board. The 2007 Plan provides for the issuance of a maximum of 3,000,000 shares of common stock in connection with the grant of stock options, stock units, stock awards, dividend equivalents and other stock-based awards to the Company’s employees, non-employee directors and employees of the Company’s subsidiaries. The exercise price of stock options may be equal to or greater than the fair market value of the Company’s common stock on the date of grant. The Compensation Committee will determine the criteria for exercisability option grants and each grant will have a 10-year term. The 2007 Plan will expire on December 19, 2016.

Stock Options

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the year ended December 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at December 31, 2005	4,138,514	$13.26
Granted	28,500	5.49
Exercised	(51,081)	5.41
Forfeited	(165,258)	7.18
Canceled	(564,249)	14.93

Outstanding at December 31, 2006	3,386,426	$13.34	5.6	$—

Exercisable at December 31, 2006	2,893,455	$14.74	5.1	$—

Other information pertaining to option activity during the years ended December 31, 2006, 2005 and 2004 was as follows:

	Year Ended December 31,
	2006	2005	2004

Weighted average grant-date fair value of stock options granted	$3.41	$2.34	$2.87
Total intrinsic value of stock options exercised	155	1,196	15

The Company received $277 of cash from stock options exercised during the year ended December 31, 2006. At December 31, 2006, there was approximately $1,061 of total unrecognized compensation cost related to non-vested stock options. This cost will be recognized over a weighted average period of 1.7 years.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004

Expected life in years	6	6	6
Risk-free interest rate	4.73%	4.21%	3.88%
Dividend yield	0%	0%	0%
Expected volatility	52.0%	51.9%	51.2%

For 2006, the expected life of each award granted was calculated using historical experience. Expected volatility was based on historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury strip rates with a remaining term equal to the expected term. Expected dividend yield is based on historical dividend payments.

Restricted Stock

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards in 2006.

A summary of restricted stock activity for the year ended December 31, 2006 is as follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Outstanding at December 31, 2005	837,000	$6.92
Granted	—
Vested	(232,500)	7.01
Forfeited	(36,250)	5.89

Outstanding at December 31, 2006	568,250	$6.90

Pursuant to the Incentive Plan and the Inducement Plan, restricted stock awards are rights granted to an employee to receive shares of stock without payment but subject to forfeiture and other restrictions as set forth in the Incentive Plan or the Inducement Plan, as applicable. Generally, the restricted stock awarded, and the right to vote such stock or to receive dividends thereon, may not be sold, exchanged or otherwise disposed of during the restricted period. Except as otherwise determined by the Compensation Committee, the restrictions and risks of forfeiture generally lapse four years after the date of grant.

The restrictions on the shares issued in 2002 lapse upon a change in control of the Company (defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors), the employee’s death, termination of employment due to disability or the first date prior to December 31, 2005 which follows seven consecutive trading days on which the trading price equals or exceeds the targeted stock price of $42 per share. The weighted average fair value of the 2002 grant cannot be determined due to its variable nature. The restrictions on the shares issued in 2003 lapse four years after the date of issuance, upon a change in control of the Company (as previously defined), the employee’s death or termination of employment other than for cause. Vesting on the shares issued in 2003 can accelerate based on the attainment of certain performance goals. The Company is recognizing compensation expense on these shares over the four-year vesting

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

period. In addition, 100,000 shares were granted in 2003 to Paul A. Toback with restrictions that lapse upon a change in control of the Company, his death or termination of employment due to disability. The weighted average fair value of this grant cannot be determined due to the variable nature of the grant. Upon the resignation of the Company’s former Chief Financial Officer in April 2004, the Company recognized $465 of additional compensation expense relating to the conversion of 100,000 shares of restricted stock at a market price of $6.03 per share. In the eleven month period prior to the resignation, $138 of compensation expense was recognized on the shares which converted.

On May 4, 2005, 1,320,500 shares of restricted stock became vested under the terms of the 1996 Long-Term Incentive Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control is defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman constituted such a change in control. Accordingly, 808,000 shares of restricted stock subject to four-year cliff vesting conditions and 512,500 shares of restricted stock subject to certain performance-based conditions lapsed. In connection with this event, $2,201 of unearned compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the time-based restricted shares, and $1,609 in compensation was reported as general and administrative expense in the three-month period ended June 30, 2005 which related to the performance-based restricted shares. Existing employment agreements with certain executives contain tax consequence gross-up provisions the effects of which resulted in $977 in compensation reported as general and administrative expense in the three-months ended June 30, 2005.

As of December 31, 2005, 385,000 restricted shares and stock options covering an additional 153,000 shares have been granted under the Inducement Plan. 330,000 shares of restricted stock became vested in May and September 2005 under the terms of the Inducement Plan’s change in control provision, which provides for accelerated vesting in the event of a change in control. For these purposes, a change in control was defined as an Acquiring Person becoming the Beneficial Owner of Shares representing 10% or more of the combined voting power of the then-outstanding shares other than in a transaction or series of transactions approved by the Company’s Board of Directors. The acquisition on May 4, 2005 of the Company’s Common Stock by Liberation Investment Group LLC, Liberation Investments, Ltd., Liberation Investments, L.P. and Emanuel R. Pearlman and on September 6, 2005 by Pardus Capital Management L.P. constituted such a change in control. In the three-month periods ended June 30, 2005 and September 30, 2005, $397 and $618 respectively, in compensation was reported as general and administrative expense, related to these time-based awards.

Stock Issued for Services

The Company issued 11,936 shares of its common stock to its tabulation agent for their services in connection with the Company’s consent solicitation. The shares were valued as of the agreement date and the Company has recorded general and administrative expense of $98 for this transaction.

Note 16	Defined Contribution Plan

The Company has sponsored several defined contribution plans, including a 401(k), that provides retirement benefits for certain full-time employees. Eligible employees elect to participate by contributing a percentage of their pre-tax earnings to the plans. Employee contributions to the plans, up to certain limits, are matched in various percentages by the Company. The Company’s matching contributions related to the plans totaled $730, $827 and $862 for 2006, 2005 and 2004, respectively. In the third quarter of 2004, the Company terminated the Management

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Retirement Savings Plan (“MRSP”), a non-qualified deferred compensation plan (“rabbi trust”), and paid out the entire amount to the key employees who participated in the plan.

Note 17	Related Party Transactions

The Company has regular transactions in the normal course of business for fitness equipment and services with two companies that employ relatives of John Wildman, Senior Vice President and Chief Operating Officer. During 2006 and 2005, the Company paid $8,038 and $6,688 to those companies, respectively, for providing such goods and services.

In 2006, the Board of Directors named Ronald G. Eidell as Senior Vice President and Chief Financial Officer and principal financial officer of the Company and Michael L. Goldberg as Vice President, Corporate Controller. Mr. Eidell and Mr. Goldberg are also partners of Tatum LLC, a financial and accounting services provider. The Company has also utilized the services of several partners and associates of Tatum LLC, to manage and assist in certain projects related to accelerating the accounting close process and remediation of material internal control weaknesses. The Company paid Tatum LLC an aggregate of $987 in 2006.

Note 18	Commitments and Contingencies

Operating leases.  The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers. Rent expense under operating leases was $126,470, $126,444 and $124,600 for 2006, 2005 and 2004, respectively.

Minimum future rent payments under long-term noncancellable operating leases in effect as of December 31, 2006, exclusive of taxes, insurance, other expenses payable directly by the Company and contingent rent, are $141,226, $132,178, $117,919, $105,152 and $94,609 for 2007 through 2011, respectively, and $417,130 thereafter.

In connection with the Company’s January 2006 sale of its “Crunch Fitness” brand along with certain additional health clubs located in San Francisco, California, the Company and/or certain of its subsidiaries remain liable for the obligations on certain leases transferred to the purchaser in the amount of $80,679. The amount of foregoing contingent liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by the purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such lease existing as of the date of such exercise by purchaser but for no more than the obligations for a 5 year period under any such lease. The Company’s exposure for these retained contingent liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3,228 and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1. The Company has recorded a liability on its balance sheet for the estimated fair value of these retained liabilities in the amount of $600.

Capital leases.  Under the terms of an agreement with the landlord, the Company is obligated to purchase at the landlord’s option the leased premises at the Greenwood, Indiana location for a predetermined amount of $5,099 at any time during a ten-year period ending July 2009. The Company has included this contingent liability under capital leases.

Litigation:

Putative Securities Class Actions

Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.

On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004, and adding the Company’s former outside audit firm, Ernst & Young LLP as an additional defendant. On July 12, 2006, the Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety, without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006. Defendants filed motions to dismiss the amended complaint on September 28, 2006. On February 20, 2007 the Court issued a Memorandum Opinion and Order dismissing claims against all defendants with prejudice. Plaintiffs filed a Notice of Appeal on March 23, 2007. On April 18, 2007, the Court granted Plaintiff’s unopposed Motion to Suspend Briefing, suspending briefing pending a ruling by the United States Supreme Court regarding the Seventh Circuit’s standard for pleading scienter in Makor Issues & Rights v. Tellabs and directing the parties to file position statements within 14 days of the issuance of the Supreme Court’s decision. The Supreme Court’s decision was issued on June 21, 2007. It is not yet possible to determine the ultimate outcome of this action.

Stockholder Derivative Lawsuits in Illinois State Court

On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally, John Rogers, Jr., Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. Shortly before oral argument on that motion, the parties executed a Memorandum of Understanding memorializing a settlement in principle of all claims. On May 18, 2007, the Court entered a Preliminary Order provisionally approving the Stipulation of Settlement subject to notice and a hearing on June 19, 2007. On June 19, 2007, the Court entered a final order approving the parties’ settlement and dismissing the action with prejudice.

Stockholder Derivative Lawsuits in Illinois Federal Court

On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements In November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. On March 27, 2007, the Court entered an order indicating its

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

intention to convert the Company’s motion to a motion for summary judgment and requiring the Company to file a new motion and brief, which the Company did on April 13, 2007. That motion is currently pending. On June 18, 2007, the Company and plaintiffs reached an agreement in principle to resolve the action. It is not yet possible to determine the ultimate outcome of this action.

Individual Securities Action in Illinois

On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiff’s complaint alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendant’s motions to dismiss on statute of limitations issues. On September 29, 2006, the Court granted defendant’s motion to dismiss plaintiff’s Section 18 claim as untimely, denied the motion as to Sections 10(b) and 20(a), dismissed Ernst & Young, LLP as a defendant and granted plaintiff leave to amend his complaint. An amended complaint was filed on November 3, 2006. The Company filed a motion to dismiss the amended complaint on January 5, 2007. On April 2, 2007, the Court granted the Company’s motion and dismissed the case with prejudice. Plaintiff did not file a timely Notice of Appeal of this dismissal, but instead filed a new action in the Circuit Court of Cook County, Illinois, Case No. 07 L 4280, asserting only claims for common law fraud and under the Illinois Consumer Fraud and Deceptive Practices Act. The Company has not yet answered the complaint. It is not yet possible to determine the ultimate outcome of this action.

Lawsuit in Oregon

On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.

On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006. On July 27, 2006, the presiding Magistrate Judge issued proposed Findings and Conclusions recommending that summary judgment be entered in favor of all defendants on all remaining claims. The parties thereafter reached agreement under which plaintiffs would dismiss their case without appealing the Magistrate Judge’s recommendation. The parties executed a final Settlement Agreement on October 16, 2006, and final judgment dismissing the action with prejudice was entered on November 26, 2006.

Lawsuit in Massachusetts

On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al., Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003 by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for shares of Bally stock. The 2005 complaint

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

asserted new claims against the Company for violation of state and federal securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago.

Plaintiffs’ claims are brought against the Company and its former Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. All remaining claims were dismissed with prejudice pursuant to a confidential stipulation of settlement, which was filed on November 3, 2006.

Securities and Exchange Commission Investigation

In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Department of Justice Investigation

In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.

Demand Letters

On December 27, 2004, the Company received a stockholder demand that it bring actions or seek other remedies against parties potentially responsible for the Company’s accounting errors. The Board appointed a Special Demand Evaluation Committee consisting of three independent directors to evaluate that request. On June 21, 2005, the Company received a second, substantially similar, stockholder demand, which the Special Demand Evaluation Committee also evaluated along with the other stockholder demand. The Special Demand Evaluation Committee retained independent counsel, Sidley & Austin LLP, to assist it in evaluating the demands.

On March 10, 2006, the Company’s Board of Directors accepted the recommendation of its Special Demand Evaluation Committee that no further action be taken at this time against any current or former officers or directors of the Company regarding the matters raised in the two shareholder demand letters. The Committee’s recommendation, based on the report of its independent counsel and adopted by the Board of Directors, was based on consideration of a variety of factors, including (i) the nature and strength of the Company’s potential claims; (ii) defenses available to the officers and directors; (iii) potential damages and resources available to satisfy any damages award; (iv) the Company’s indemnification and advancement obligations under its charter, bylaws, and individual agreements; (v) potential expenses to the Company and potential counterclaims arising from the pursuit of potential civil claims; and (vi) business disruption and employee morale issues.

Insurance Lawsuits

On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc. n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek;

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requested the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006. The motion to dismiss was granted on September 11, 2006.

On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requested the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. Defendants filed motions to dismiss or stay the proceedings on July 10, 2006, and a motion for advancement of defense costs and to compel interim funding on October 20, 2006. On November 16, 2006, the Court granted Defendants’ motion to dismiss.

On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006. On April 26, 2007, the Court denied Defendant’s motion. On June 8, 2007, plaintiff filed a motion for summary judgment, which motion remains pending. On June 11, 2007, the Company filed its answer and counterclaims to Great American’s compliant for rescission, as well as a third-party complaint against RLI Insurance Company and other third party defendants. It is not yet possible to determine the ultimate outcome of the insurance litigation.

Other

The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on our financial condition or results of operations.

In addition, we are, and have been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date we have successfully defended or settled such lawsuits without a material adverse effect on our financial condition or results of operations. However, we cannot assure you

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

that we will be able to successfully defend or settle all pending or future purported class action claims, and our failure to do so may have a material adverse effect on our financial condition or results of operations. See Item 1 — Business — Government Regulation and Item 1A — Risk Factors.

Note 19	Net Gain on Sales of Land and Buildings

The Company recorded a gain of $901 on the sale of land and a building relating to a club in Canada in March 2006, a $872 gain on the sale of land and a building relating to a club in Ohio in June 2006, and a $2,353 gain on the sale of land and a building relating to a club in Georgia in July 2006. In addition, in September 2006 the Company recorded a $142 loss on the sale of assets related to a club in Tennessee.

Note 20	Sale/Leaseback Transactions

The Company entered into three sale/leaseback transactions in 2006 involving eight owned properties. These transactions involved the sale of land, buildings, and related building improvements and the subsequent leaseback of the same property over periods of ten and twenty years. The transactions generated $22,500 of proceeds and resulted in deferred gains of $12,400 that will be amortized in proportion to the related gross rental charged to expense over the respective lease term based upon operating lease classification according to SFAS No. 13, “Accounting for Leases.”

One of the three aforementioned transactions did not qualify for sale/leaseback treatment as of December 31, 2006 and therefore the transaction, which generated $8,919 of proceeds and resulted in a deferred gain of $6,117, was recorded as a financing according to SFAS No. 98, “Accounting for Leases”. In the first quarter of 2007, the Company amended this transaction and recorded the sale and subsequent leaseback transaction.

Note 21	Discontinued Operations

On January 20, 2006, pursuant to a sale agreement, the Company completed the sale of twenty-five health clubs operated primarily under the “Crunch Fitness” brand, along with certain additional health clubs operating under the “Gorilla Sports” and “Pinnacle Fitness” brands located in San Francisco, California. The Company received $45,000 in gross proceeds and recorded a net gain of $38,375. As a result of this transaction, the Company has presented the operating results of Crunch as a discontinued operation for all periods presented. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.

The financial results of Crunch Fitness, included in discontinued operations, are as follows:

	2006	2005	2004

Revenue	$4,687	$67,192	$73,490
Income (loss) from discontinued operations before income taxes	(866)	(3,980)	93
Income tax provision	(6)	(76)	(76)

Income (loss) from discontinued operations	(872)	(4,056)	17
Gain on disposal of discontinued operations	38,375	—	—

Net income (loss) from discontinued operations	$37,503	$(4,056)	$17

Included in the gain on disposal is goodwill of approximately $21,997 and trademarks and other amortizable intangible assets with a net book value of approximately $4,603 as of the date of sale.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 22	Employment Agreement and Separation Agreement

On August 6, 2006, upon the recommendation of the Compensation Committee, the Board of Directors (with Mr. Toback recusing himself) approved a modification to the employment agreement between the Company and Paul A. Toback, the Company’s then Chairman, President and Chief Executive Officer (the “Employment Agreement”). The modification increased by $900 the amount payable to Mr. Toback only in the event he was terminated without “Cause” (as defined in the Employment Agreement) on or prior to February 7, 2008.

On August 11, 2006, the Company announced the separation of Mr. Toback as Chairman, President and Chief Executive Officer of the Company, effective August 11, 2006. Pursuant to the terms of a separation agreement and general release dated August 10, 2006 (the “Separation Agreement”), among other things, on August 11, 2006 the Company paid Mr. Toback approximately $3,800 and certain equity awards previously granted to him immediately vested. The Company is also obligated to provide Mr. Toback a tax gross-up if any amounts payable under the Separation Agreement or otherwise are subject to excise tax under Section 4999 of the Internal Revenue Code. In addition, Mr. Toback is entitled to tax gross-up payments for income and employment taxes relating to the vesting of his restricted stock. The terms of Mr. Toback’s Separation Agreement were substantially equivalent to those set forth in the Employment Agreement in the circumstances of termination without Cause following a Change in Control (as defined in the Employment Agreement). The Company recorded a charge of approximately $5,400 in the third quarter of 2006 in connection with the Separation Agreement.

Note 23	Adoption of Staff Accounting Bulletin No. 108

The Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (SAB 108), in the quarter ended December 31, 2006. SAB 108 requires the utilization of a dual approach in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement method and a balance sheet method. Upon adoption of SAB 108, the Company recorded a $1,264 cumulative adjustment, net of tax, to increase its opening accumulated deficit balance at January 1, 2006. This adjustment was to correct certain prior year misstatements that had previously been considered immaterial under the Company’s method of evaluating

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

uncorrected misstatements to the 2005 and 2004 consolidated financial statements, but were considered material under the dual approach. The following table reflects the matters included in this cumulative adjustment:

	Cumulative
Description	Adjustment	Nature and Timing of the Differences

Other assets	$3,251	The adjustment resulted from the Company’s capitalization policy with respect to group exercise supplies, which were incorrectly capitalized.
Other assets	1,371	The adjustment resulted from reporting an investment under the equity method, which should have been reported under the consolidation method.
Property and equipment, net	(717)	The adjustment resulted from the Company’s incorrect assignment of property to a club that was subject to impairment in accordance with SFAS No. 144, and a reconciling item between the subledger and general ledger that required correction.
Deferred rent liability	165	The adjustment resulted from recording landlord contributions on a cash basis, which should have been recorded on the accrual basis.
Deferred revenues	(5,709)	The adjustment resulted from the incorrect assignment of data to pools used to determine the required value of deferred revenue, which should have been assigned to different pools.
Property and equipment, net	(133)	The adjustment resulted from the incorrect application of SFAS No. 13, Accounting for Leases, which required the capitalization of the leased asset and recognition of the related liability.
Accrued liabilities	161	The adjustment resulted from an omission in the calculated liability for accrued vacation at each balance sheet date.
Accrued liabilities	2,875	The adjustment resulted from an omission in the calculated liability for repairs and maintenance and general and administrative expenses at December 31, 2005.

Net effect	$1,264	Increase to accumulated deficit as of January 1, 2006

Note 24	Subsequent Events

NYSE Delisting

On May 2, 2007, the NYSE permanently suspended trading of the Company’s common stock and delisted the common stock in accordance with Section 12 of the Exchange Act and the rules promulgated thereunder as of June 8, 2007. Since May 2, 2007, the Company’s common stock has been quoted on the Pink Sheets Electronic Quotation Service.

Forbearance Agreements

On April 12, 2007, the Company entered into the Forbearance Agreement under its New Facility. Under the Forbearance Agreement, the Agent and the Lenders will forbear from exercising any remedies under the New Facility as a result of certain defaults. The Forbearance Agreement will terminate on July 13, 2007, unless earlier in accordance with its terms. The Forbearance Agreement required that the Company enter into forbearance agreements with respect to defaults under our public indentures with holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

On May 14, 2007, the Company entered into the Senior Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of the Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived certain defaults under the Senior Notes Indenture and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. The Company paid cash consent fees of $279 to holders of the Senior Notes that executed the Senior Notes Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.

On May 14, 2007, the Company also entered into the Senior Subordinated Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of the Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Agreement, holders of the Senior Subordinated Notes waived certain defaults under the Senior Subordinated Notes Indenture and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Subordinated Notes also consented to amend certain provisions of the Senior Subordinated Notes Indenture in connection with the waiver of the defaults. The Company did not pay a consent fee to holders of the Senior Subordinated Notes in connection with the Senior Subordinated Notes Forbearance Agreement.

Impairment Review

In February 2007, the Board of Directors approved a revised five-year business plan for the years 2007 — 2011. This event triggered an impairment review as of March 31, 2007. This review yielded an impairment charge that was deemed immaterial to the Company’s consolidated financial statements.

Sale of Canada Clubs

On April 24, 2007, the Company’s subsidiaries, Bally Matrix Fitness Centre Ltd., an Ontario, Canada corporation (“Matrix”), and BTF Canada Corporation, an Ontario, Canada corporation (“BTF,” and together with Matrix, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which, among other things, the Sellers transferred five health clubs and certain related assets located in greater metropolitan Toronto in Ontario, Canada, to Extreme Fitness, Inc., an Alberta, Canada unlimited liability corporation (“Extreme Fitness”). In addition, the Sellers entered into an Asset Purchase Agreement with Goodlife Fitness Centres Inc., an Ontario, Canada corporation (“Goodlife”), to sell 10 additional health clubs located in greater metropolitan Toronto in Ontario, Canada. The Sellers closed on the agreements with Extreme Fitness and Goodlife on June 1, 2007, realizing net cash proceeds of approximately $18 million. The completion of the transactions resulted in the sale of substantially all of the Company’s Canadian operations.

The Company will record an estimated gain of approximately $21,000 in the second quarter of 2007 as a result of the sales.

Management Changes

Effective May 31, 2007, Barry R. Elson resigned as Acting Chief Executive Officer of the Company. Mr. Elson will facilitate a transition of his responsibilities by providing consulting services to the Company for a 90-day period through August 2007 and by continuing to serve as a member of our Board of Directors (the “Board”). The Board approved a $25 monthly stipend to Mr. Elson for such consulting services. Mr. Elson will not receive non-employee director fees during the period he is providing consulting services. The Company is continuing to search for a permanent Chief Executive Officer.

Effective May 4, 2007, the Board appointed Don R. Kornstein to serve as Chief Restructuring Officer responsible for the oversight and implementation of restructuring efforts and exploration of strategic options for the Company. Mr. Kornstein reports directly to the Company’s Board, of which he is also a member. The Board approved a $50 monthly stipend to Mr. Kornstein in connection with such services, in addition to the $50 monthly

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

stipend Mr. Kornstein currently receives for his service as interim Chairman of the Board. Mr. Kornstein will not receive non-employee director fees during the period he is receiving either or both of these monthly stipends. Effective June 1, 2007, Mr. Kornstein is no longer a member of the Audit Committee. The Company does not have an employment agreement with Mr. Kornstein.

Effective June 5, 2007, the Board of Directors appointed Michael A. Feder to serve as Chief Operating Officer of the Company. Mr. Feder will be responsible for oversight and management of the Company’s operations. Mr. Feder succeeded former Chief Operating Officer John H. Wildman, who remains with the Company as Senior Vice President, Sales and Interim Chief Marketing Officer. On June 5, 2007, the Company entered into an Agreement for Interim Management and Restructuring Services (the “APS Agreement”) with AP Services, LLC, an affiliate of AlixPartners, LLP (“AlixPartners”), pursuant to which Mr. Feder will serve as the Company’s Chief Operating Officer.

On June 13, 2007, the Company entered into a Confidential Settlement Agreement and Mutual General Release with James A. McDonald, who had been employed by the Company as its Senior Vice President and Chief Marketing Officer since May 2, 2005, providing for the termination of Mr. McDonald’s employment with the Company effective June 29, 2007.

Planned Reorganization

As a result of the Company’s deteriorating financial condition and pending debt requirements, in November 2005 the Company began considering strategic alternatives. To this end, the Company engaged JP Morgan Securities, Inc. and The Blackstone Group to assist the Company in commencing a process to identify and evaluate strategic alternatives, including without limitation a sale of substantially all of the Company’s assets. This process, which was conducted under the direction of the Strategic Alternatives Committee of the Board, did not result in a strategic transaction. The Company subsequently retained Jefferies & Company in February 2007 as its financial advisors. In March 2007, certain holders of our Senior Notes and Senior Subordinated Notes formed an Ad Hoc Committee and the Company began discussions with them with respect to de-leveraging its balance sheet. In April 2006, the Company was required to make an interest payment of $14,812 on its Senior Subordinated Notes. It elected not to make this interest payment and an event of default occurred under the Senior Subordinated Notes Indenture, which also triggered an event of default under the Senior Notes Indenture.

On June 27, 2007, the Company commenced a solicitation of votes on the Plan of Reorganization from holders of the Senior Notes and Senior Subordinated Notes. If the Company receives the requisite votes in favor of the Plan of Reorganization, it intends to file a voluntary prepackaged petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court in late July 2007. Prior to commencement of the consent solicitation, the Company entered into a Restructuring Support Agreement with holders of a majority of the Senior Notes and more than 80% of the Senior Subordinated Notes, in which the consenting noteholders agreed to vote in favor of the Plan of Reorganization, on the terms and conditions specified therein. Under certain circumstances, the Company may file for bankruptcy prior to the end of the solicitation period. The Plan of Reorganization includes, among other things, the following key terms:

•	New Facility. The New Facility would be unimpaired. As a condition to effectiveness of the Plan of Reorganization, the Company will amend and restate (with the consent of the Lenders) or replace the New Facility with a $292,000 secured credit facility agreement on terms no less favorable than described in the Plan of Reorganization.

•	Senior Notes. The Company does not intend to make the cash interest payment due on the Senior Notes on July 15, 2007. The Plan of Reorganization would, if approved, confirmed and consummated, result in the cancellation and discharge of all claims relating to the Senior Notes. Each holder of Senior Notes would

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

receive a pro rata share of new senior notes (the “New Senior Notes”) in the principal amount of $247,337.5 with an interest rate of 12-3/8%. The maturity and guarantees of the New Senior Notes would be the same as for the Senior Notes. Upon effectiveness of the Plan, holders of the Senior Notes would receive a fee equal to 2% of the face value of their notes.

•	Senior Notes Indenture. The Senior Notes Indenture would be amended to provide the holders with a “silent” second lien on substantially all of the Company’s assets and the assets of its subsidiary guarantors. Under the amended Senior Note Indenture, the Company would have a permitted debt basket for the New Facility of $292,000, with a reduction for proceeds of asset sales completed after June 15, 2007 that are used to permanently pay down indebtedness under the New Facility and are not reinvested in replacement assets within 360 days after the applicable asset sale. The amended Senior Note Indenture would also permit the Company to issue, in addition to the Rights Offering Senior Subordinated Notes, an additional $90,000 of pay-in-kind senior subordinated notes as described more fully under “Rights Offering” below, after emergence from bankruptcy.

•	Senior Subordinated Notes. Holders of Senior Subordinated Notes would receive, in exchange for their claims, New Subordinated Notes representing approximately 24.8% of their claims, New Junior Subordinated Notes representing approximately 21.7% of their claims, and shares of common stock representing 100% of the equity in the reorganized company, subject to reduction for common stock to be issued to holder of certain other claims. The New Subordinated Notes would mature five years and nine months after the effective date of the Plan of Reorganization and would bear interest payable annually at 13 5/8% per annum if paid in kind or 12% per annum if paid in cash, at the Company’s option, subject to a toggle covenant based on specified cash EBITDA and minimum liquidity thresholds.

•	Rights Offering. In addition to the consideration described above, holders of Senior Subordinated Notes would receive non-detachable rights to participate in a rights offering of Rights Offering Senior Subordinated Notes in principal amount equal to approximately 27.9% of their claims, or $90,000. The Rights Offering Senior Subordinated Notes would rank senior to the New Subordinated Notes and New Junior Subordinated Notes but otherwise have the same terms. Holders of certain other claims against the Company will be given the opportunity to participate in the rights offering, which, if exercised, would generate incremental proceeds beyond the $90,000 to be funded by electing Senior Subordinated Noteholders.

•	Subscription and Backstop Purchase Agreement. On June 27, 2007, the Company entered into a Subscription and Backstop Purchase Agreement with certain holders of its Senior Subordinated Notes, who have agreed to subscribe for their pro rata share of Rights Offering Senior Subordinated Notes and to purchase any Rights Offering Senior Subordinated Notes not subscribed for in the rights offering. The Company has agreed to pay a fee to each backstop provider in the amount of 4% of its backstop commitment, subject to a rebate of approximately 80% of such amount if the Plan is consummated.

•	Existing Equity. All existing equity would be cancelled for no consideration.

The Company expects to continue normal club operations during the restructuring process. If the Company files the Plan of Reorganization, it would seek to obtain the necessary relief from the Bankruptcy Court to pay the majority of its employee, trade and certain other creditors in full and on time in accordance with existing business terms. Upon effectiveness of the Plan of Reorganization, the Company would, among other things, amend its charter and by-laws and enter into a stockholders’ agreement and a registration rights agreement with holders of the Company’s common shares. In addition, the Company’s new Board of Directors will consider adopting a new management long-term incentive plan intended to provide incentives to certain employees to continue their efforts to foster and promote the Company’s long-term growth objectives.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

If the Company does not receive the necessary votes in favor of the Plan of Reorganization during the solicitation period, it will evaluate other available options, including filing one or more traditional, non-prepackaged Chapter 11 cases.

Note 25	Quarterly Financial Data (Unaudited)

Quarterly financial data for the years ended December 31, 2006 and 2005 is as follows (in millions, except per share data):

	Quarter Ended
	March 31		June 30
	2006	2005	2006	2005

Net revenues	$255.2	$253.8	$254.6	$259.6
Operating expenses	236.9	230.7	230.6	235.4

Operating income	18.3	23.1	24.0	24.2
Net income (loss)	32.6	4.6	(0.7)	1.6
Income (loss) per share:
Basic per common share	0.87	0.14	(0.02)	0.05
Diluted per common share	0.87	0.14	(0.02)	0.05

	Quarter Ended
	September 30		December 31
	2006	2005	2006	2005

Net revenues	$248.4	$247.9	$300.8	$242.5
Operating expenses	228.5	225.6	248.9	232.5

Operating income (loss)	19.9	22.3	51.9	10.0
Net income (loss)	(5.7)	(.2)	16.9	(15.6)
Income (loss) per share:
Basic per common share	(0.14)	(0.01)	0.41	(0.42)
Diluted per common share	(0.14)	(0.01)	0.41	(0.42)

(a)	The Company’s 2006 year-end evaluation of membership attrition trends resulted in an adjustment to reduce deferred revenue in the fourth quarter of 2006 (increasing membership revenue) by $71.0 million to adjust deferred revenue to reflect current estimates of overall expected membership life.

(b)	Impairment charges recorded in the fourth quarter related to long-lived assets and other intangible assets were $39.7 million and $11.3 million for the years ended December 31, 2006 and 2005, respectively.

(c)	In the fourth quarter of 2006, the Company recorded a $7.6 million loss on debt extinguishment related to obtaining the New Facility.

(d)	In the fourth quarter of 2006 and 2005, the Company recorded a write-off of equipment at various clubs of $4.5 million and $4.6 million, respectively.

(e)	The Company also recorded bonus payments in the fourth quarter of 2006 and 2005 of $2.7 million and $4.0 million, respectively. Prior to the fourth quarter, payment of these bonuses was not considered probable.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

Note 26	Supplemental Condensed Consolidating Financial Information

Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture governing the Senior Notes issued in July 2003. The Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including substantially all domestic subsidiaries of Parent. Non-Guarantor subsidiaries include Canadian operations and certain entities for real estate finance programs.

As defined in the indenture governing the Senior Notes, guarantor subsidiaries include:

Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally REFS West Hartford, LLC; Bally Total Fitness Corporation; Bally Total Fitness Franchising, Inc.; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally Total Fitness of Connecticut Coast, Inc.; Bally Total Fitness of Connecticut Valley, Inc.; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Bally Total Fitness of Upstate New York, Inc.; Bally Total Fitness of Colorado, Inc.; Bally Total Fitness of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Bally Total Fitness of California, Inc.; Bally Total Fitness of the Mid-Atlantic, Inc.; Bally Total Fitness of Greater New York, Inc.; Jack La Lanne Holding Corp.; Bally Sports Clubs, Inc.; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Bally Total Fitness of Philadelphia, Inc.; Bally Total Fitness of Rhode Island, Inc.; Bally Total Fitness of the Midwest, Inc.; Bally Total Fitness of Minnesota, Inc.; BTF/CFI, Inc. (f/k/a Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; and U.S. Health, Inc.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

The following tables present the condensed consolidating balance sheets at December 31, 2006 and December 31, 2005, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2006, 2005, and 2004. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

ASSETS
Current assets:
Cash	$—	$31,911	$2,888	$—	$34,799
Other current assets	—	39,646	1,888	—	41,534

Total current assets	—	71,557	4,776	—	76,333
Property and equipment, net	—	234,689	13,108	—	247,797
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	247	—	6,754
Intangible assets, net	—	413	315	—	728
Investment in and advances to subsidiaries	(662,464)	221,315	—	441,149	—
Other assets	27,898	14,540	2,987	—	45,425

	$(628,059)	$562,248	$21,433	$441,149	$396,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$48,963	$234	$—	$49,197
Income taxes payable	—	1,284	146	—	1,430
Accrued liabilities	21,957	77,759	15,987	—	115,703
Current maturities of long-term debt	511,205	658	2,050	—	513,913
Deferred revenues	—	275,099	4,456	—	279,555

Total current liabilities	533,162	403,763	22,873	—	959,798
Long-term debt, less current maturities	239,201	5,373	2,860	—	247,434
Net affiliate payable	—	430,265	57,797	(488,062)	—
Other liabilities	—	126,526	6,048	—	132,574
Deferred revenues	—	444,839	12,548	—	457,387
Stockholders’ deficit	(1,400,422)	(848,518)	(80,693)	929,211	(1,400,422)

	$(628,059)	$562,248	$21,433	$441,149	$396,771

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
		Guarantor	Non-Guarantor			Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations		Total

ASSETS
Current assets:
Cash	$—	$16,238	$1,216	$		$17,454
Other current assets	—	40,487	1,415		—	41,902
Current assets held for sale	—	342	—		—	342

Total current assets	—	57,067	2,631		—	59,698
Property and equipment, net	—	294,888	19,782		—	314,670
Goodwill, net	—	19,734	—		—	19,734
Trademarks, net	6,507	—	405		—	6,912
Intangible assets, net	—	2,333	546		—	2,879
Investment in and advances to subsidiaries	(724,893)	221,315	—		503,578	—
Other assets	29,265	18,072	3,975		—	51,312
Non-current assets held for sale	—	39,894	—		—	39,894

	$(689,121)	$653,303	$27,339		$503,578	$495,099

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$57,724	$108		$—	$57,832
Income taxes payable	—	1,641	56		—	1,697
Accrued and other liabilities	22,407	71,279	6,267		—	99,953
Current maturities of long-term debt	6,594	485	5,939		—	13,018
Deferred revenues	—	293,116	6,325		—	299,441
Current liabilities associated with assets held for sale	—	7,764	—		—	7,764

Total current liabilities	29,001	432,009	18,695		—	479,705
Long-term debt, less current maturities	745,564	5,182	5,558		—	756,304
Net affiliate payable	—	514,890	61,567		(576,457)	—
Other liabilities	—	119,753	8,578		—	128,331
Deferred revenues	—	554,722	11,747		—	566,469
Non-current liabilities associated with assets held for sale	—	27,976	—		—	27,976
Stockholders’ deficit	(1,463,686)	(1,001,229)	(78,806)		1,080,035	(1,463,686)

	$(689,121)	$653,303	$27,339		$503,578	$495,099

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$962,728	$39,488	$—	$1,002,216
Retail products	—	41,459	1,112	—	42,571
Miscellaneous	—	12,778	1,486	—	14,264

	—	1,016,965	42,086	—	1,059,051
Operating costs and expenses:
Membership services	—	636,228	27,075	—	663,303
Retail products	—	39,718	1,163	—	40,881
Marketing and advertising	—	57,154	1,031	—	58,185
General and administrative	10,305	79,796	2,522	—	92,623
Gain on sales of land and buildings	—	(3,083)	(901)		(3,984)
Impairment of goodwill and other intangibles	—	1,410	52	—	1,462
Asset impairment charges	—	37,036	1,222	—	38,258
Depreciation and amortization	—	51,744	2,465	—	54,209

	10,305	900,003	34,629	—	944,937

Operating income (loss)	(10,305)	116,962	7,457	—	114,114
Equity in income from continuing operations of subsidiaries	119,964	—	—	(119,964)	—
Interest expense	(98,724)	(2,160)	(3,546)	2,571	(101,859)
Foreign exchange gain	—	715	410	—	1,125
Loss on debt extinguishment	(7,677)	—	—	—	(7,677)
Other, net	2,306	450	531	(2,571)	716

	15,869	(995)	(2,605)	(119,964)	(107,695)

Income from continuing operations before income taxes	5,564	115,967	4,852	(119,964)	6,419
Income tax provision	—	(759)	(96)	—	(855)

Income from continuing operations	5,564	115,208	4,756	(119,964)	5,564
Gain from discontinued operations	37,503 *	37,503	—	(37,503)	37,503

Net income	$43,067	$152,711	$4,756	$(157,467)	$43,067

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$903,260	$38,296	$—	$941,556
Retail products	—	45,785	1,374	—	47,159
Miscellaneous	—	13,322	1,804	—	15,126

	—	962,367	41,474	—	1,003,841
Operating costs and expenses:
Membership services	—	635,887	29,149	—	665,036
Retail products	—	48,455	1,382	—	49,837
Marketing and advertising	—	52,402	1,147	—	53,549
General and administrative	4,470	80,121	1,439	—	86,030
Impairment of goodwill and other intangibles	—	858	362	—	1,220
Asset impairment charges	—	7,657	2,458	—	10,115
Depreciation and amortization	—	56,411	2,004	—	58,415

	4,470	881,791	37,941	—	924,202

Operating income (loss)	(4,470)	80,576	3,533	—	79,639
Equity in income (loss) from continuing operations of subsidiaries	79,121	—	—	(79,121)	—
Interest expense	(82,161)	(1,618)	(3,698)	2,148	(85,329)
Foreign exchange gain (loss)	—	2,198	(1,329)	—	869
Other, net	1,952	326	(41)	(2,148)	89

	(1,088)	906	(5,068)	(79,121)	(84,371)

Income (loss) from continuing operations before income taxes	(5,558)	81,482	(1,535)	(79,121)	(4,732)
Income tax provision	—	(787)	(39)	—	(826)

Income (loss) from continuing operations	(5,558)	80,695	(1,574)	(79,121)	(5,558)
Loss from discontinued operations	(4,056)*	(4,056)	—	4,056	(4,056)

Net income (loss)	$(9,614)	$76,639	$(1,574)	$(75,065)	$(9,614)

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

Net revenues:
Membership services	$—	$870,317	$37,464	$—	$907,781
Retail products	—	48,194	1,482	—	49,676
Miscellaneous	—	15,269	1,772	—	17,041

	—	933,780	40,718	—	974,498
Operating costs and expenses:
Membership services	—	641,131	29,606	—	670,737
Retail products	—	50,857	1,333	—	52,190
Marketing and advertising	—	58,602	1,255	—	59,857
General and administrative	3,828	69,829	2,320	—	75,977
Impairment of goodwill and other intangibles	—	122	112	—	234
Asset impairment charges	—	11,209	281	—	11,490
Depreciation and amortization	—	63,761	2,129	—	65,890

	3,828	895,511	37,036	—	936,375

Operating income (loss)	(3,828)	38,269	3,682	—	38,123
Equity in income (loss) from continuing operations of subsidiaries	30,769	—	—	(30,769)	—
Interest expense	(59,582)	(5,545)	(8,728)	6,654	(67,201)
Foreign exchange gain	—	2,907	(1,329)	—	1,578
Other, net	2,368	80	2,208	(6,654)	(1,998)

	(26,445)	(2,558)	(7,849)	(30,769)	(67,621)

Income (loss) from continuing operations before income taxes	(30,273)	35,711	(4,167)	(30,769)	(29,498)
Income tax provision	—	(775)	—	—	(775)

Income (loss) from continuing operations	(30,273)	34,936	(4,167)	(30,769)	(30,273)
Income from discontinued operations	17 *	17	—	(17)	17

Net income (loss)	$(30,256)	$34,953	$(4,167)	$(30,786)	$(30,256)

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,067	$152,711	$4,756	$(157,467)	$43,067
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	20,956	51,885	2,602	—	75,443
Changes in operating assets and liabilities	(450)	(137,413)	2,228	—	(135,635)
Changes in net affiliate balances	—	(83,621)	(3,510)	87,131	—
Impairment of long-lived assets	—	38,446	1,274	—	39,720
Other, net	12,318	(38,696)	(502)	—	(26,880)

Cash provided by (used in) operating activities	75,891	(16,688)	6,848	(70,336)	(4,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(38,905)	(687)	—	(39,592)
Proceeds from sale of discontinued operations	—	45,490	—	—	45,490
Proceeds from sales and disposals of property	—	20,922	1,328	—	22,250
Other, net	—	—	(96)	—	(96)
Investment in and advances to subsidiaries	(70,336)	—	—	70,336	—

Cash provided by (used in) investing activities	(70,336)	27,507	545	70,336	28,052
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(35,000)	—	—	—	(35,000)
Borrowings of other long-term debt	210,900	—	—	—	210,900
Repayments of other long-term debt	(177,652)	(6,615)	(5,995)	—	(190,262)
Proceeds from financing of properties	—	11,469	—	—	11,469
Debt issuance and refinancing costs	(9,680)	—	—	—	(9,680)
Proceeds from sale of stock	5,600	—	—	—	5,600
Stock purchase and options plans	277	—	—	—	277

Cash provided by (used in) financing activities	(5,555)	4,854	(5,995)	—	(6,696)

Increase in cash	—	15,673	1,398	—	17,071
Effect of exchange rate changes on cash balances	—	—	274	—	274
Cash, beginning of year	—	16,238	1,216	—	17,454

Cash, end of year	$—	$31,911	$2,888	$—	$34,799

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,614)	$76,639	$(1,574)	$(75,065)	$(9,614)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	3,250	66,004	2,004	—	71,258
Changes in operating assets and liabilities	6,894	(60,608)	1,620	—	(52,094)
Changes in net affiliate balances	—	(54,591)	(1,260)	55,851	—
Impairment of long-lived assets	—	8,515	2,820	—	11,335
Other, net	5,073	3,114	1,629	—	9,816

Cash provided by operating activities	5,603	39,073	5,239	(19,214)	30,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(37,385)	(469)	—	(37,854)
Other, net	—	2,043	(394)	—	1,649
Investment in and advances to subsidiaries	(19,214)	—	—	19,214	—

Cash used in investing activities	(19,214)	(35,342)	(863)	19,214	(36,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit agreement	33,250	—	—	—	33,250
Net repayments of other long-term debt	(11,369)	(6,219)	(3,993)	—	(21,581)
Debt issuance and refinancing costs	(11,307)	—	—	—	(11,307)
Proceeds from sale of stock	1,433	—	—	—	1,433
Stock purchase and options plans	1,604	—	—	—	1,604

Cash provided by (used in) financing activities	13,611	(6,219)	(3,993)	—	3,399
Increase (decrease) in cash	—	(2,488)	383	—	(2,105)
Effect of exchange rate changes on cash balances	—	—	382	—	382
Cash, beginning of year	—	18,726	451	—	19,177

Cash, end of year	$—	$16,238	$1,216	$—	$17,454

BALLY TOTAL FITNESS HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(All dollar amounts in thousands, except share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,256)	$34,953	$(4,167)	$(30,786)	$(30,256)
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,149	68,939	3,110	—	73,198
Changes in operating assets and liabilities	3,077	(37,211)	9,661	—	(24,473)
Changes in net affiliate balances	—	(13,850)	93,654	(79,804)	—
Impairment of long-lived assets	—	14,784	393	—	15,177
Other, net	1,122	(1,562)	2,918	—	2,478

Cash provided by (used in) operating activities	(24,908)	66,053	105,569	(110,590)	36,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(48,910)	(830)	—	(49,740)
Acquisitions of businesses, net of cash acquired and other	—	(501)	—	—	(501)
Investment in and advances to subsidiaries	(110,590)	—	—	110,590	—

Cash used in investing activities	(110,590)	(49,411)	(830)	110,590	(50,241)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	154,000	—	—	—	154,000
Net repayments of other long-term debt	(14,246)	(11,310)	(104,965)	—	(130,521)
Debt issuance and refinancing costs	(4,862)	—	—	—	(4,862)
Stock purchase and options plans	606	—	—	—	606

Cash provided by (used in) financing activities	135,498	(11,310)	(104,965)	—	19,223

Increase (decrease) in cash	—	5,332	(226)	—	5,106
Effect of exchange rate changes on cash balances	—	—	431	—	431
Cash, beginning of year	—	13,394	246	—	13,640

Cash, end of year	$—	$18,726	$451	$—	$19,177

EXHIBIT INDEX

Bally Total Fitness Holding Corporation Form 10-K
For the Year Ended December 31, 2006

No.	Description

2.1	Purchase Agreement dated September 16, 2005, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Inc., Jack La Lanne Fitness Centers, Inc., Soho Ho, LLC, Crunch L.A. LLC, 708 Gym, LLC, West Village Gym at the Archives LLC, 59th Street Gym, LLC, Flambe LLC, Ace, LLC, Crunch World, LLC, Crunch CFI, LLC, and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 19, 2005).
2.2	First Amendment to Purchase Agreement dated December 19, 2005, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Inc., Jack La Lanne Fitness Centers, Inc., Soho Ho, LLC, Crunch L.A. LLC, 708 Gym, LLC, West Village Gym at the Archives LLC, 59th Street Gym, LLC, Flambe LLC, Ace, LLC, Crunch World, LLC, Crunch CFI, LLC, and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 22, 2005).
2.3	Amendment No. 2 to the Purchase Agreement, dated January 20, 2006, among Bally Total Fitness Holding Corporation, Bally Total Fitness Corporation, Crunch Fitness International, Inc., Health & Tennis Corporation of New York, Bally Total Fitness of Greater New York, Inc. (f/k/a Jack La Lanne Fitness Centers, Inc.), Soho Ho LLC, Crunch L.A. LLC, 708 Gym LLC, West Village Gym at the Archives LLC, 59th Street Gym LLC, Flambe LLC, Ace LLC, Crunch World LLC, Crunch CFI Chicago, LLC, Crunch CFI, LLC, AGT Crunch Chicago LLC and AGT Crunch Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated January 20, 2006).
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated May 27, 2005).
3.3	Certificate of Designations for Series B Junior Participating Preferred Stock of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 18, 2005).
3.4	Amendment to the Bylaws of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).
4.1	Indenture dated as of October 7, 1997, between the Company and First Trust National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007, including the form of Old Note and form of New Note (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-4 filed October 31, 1997, registration no. 333-39195).
4.2	Warrant Agreement dated as of December 29, 1995, between Bally Entertainment Corporation and the Company (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
4.3	First Amendment dated as of January 21, 2003, to Warrant Agreement dated as of December 29, 1995 between the Company and Bally Entertainment Corporation (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-3 filed April 30, 2003, registration no. 333-104877).
4.4	Registration Rights Agreement dated as of December 29, 1995, between Bally Entertainment Corporation and the Company (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
4.5	Registration Rights Agreement dated as of January 21, 2003, between the Company and Lee S. Hillman (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-3 filed April 30, 2003, registration no. 333-104877).

No.	Description

4.6	Indenture dated as of December 16, 1998, between the Company and U.S. Bank Trust National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007, including the form of Series C Notes and form of Series D Notes (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1998).
4.7	Supplemental Indenture dated as of December 7, 2004, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 7, 2004).
4.8	Supplemental Indenture dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).
4.9	Supplemental Indenture dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
4.10	Indenture dated as of July 2, 2003, between the Company and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011, including the form of the Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).
4.11	First Supplemental Indenture dated as of July 22, 2003, between the Company and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q, file no. 0-27478, dated August 14, 2003).
4.12	Supplemental Indenture dated as of December 7, 2004, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 7, 2004).
4.13	Supplemental Indenture dated as of September 2, 2005, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated September 7, 2005).
4.14	Supplemental Indenture dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
4.15	Rights Agreement dated as of October 18, 2005, between Bally Total Fitness Holding Corporation and LaSalle Bank National Association, which includes the form of Certificate of Designations of the Series B Junior Participating Preferred Stock of Bally Total Fitness Holding Corporation as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 18, 2005).
4.16	Amended and Restated Registration Rights Agreement dated as of April 13, 2006, by and between Bally Total Fitness Holding Corporation and certain holders who are signatories thereto (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
4.17	Registration Rights Agreement dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and the purchasers listed on the signature page thereto (incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
4.18	Senior Notes Supplemental Indenture, dated as of May 22, 2007, among Bally Total Fitness Holding Corporation, the Guarantors listed on Schedule A thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 29, 2007).

No.		Description

4.19		Senior Subordinated Notes Supplemental Indenture, dated as of May 22, 2007, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 29, 2007).
+10	.1	The Company’s 1996 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
+10	.2	Inducement Plan and Award Agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated March 8, 2005).
+10	.3	The Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 filed January 3, 1996, registration no. 33-99844).
+10	.4	First Amendment dated as of November 21, 1997, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
+10	.5	Second Amendment dated as of February 24, 1998, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 1997).
+10	.6	Third Amendment dated as of June 10, 1999, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.7	Fourth Amendment dated as of December 5, 2000, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.8	Fifth Amendment dated as of June 6, 2002, to the Company’s 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
+10	.9	Form of Restricted Stock Award Agreement under the Company’s Employment Inducement Award Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 5, 2005).
+10	.10	Form of Restricted Stock Award Agreement under the 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated December 5, 2005).
+10	.11	The Company’s 2007 Omnibus Equity Compensation Plan (incorporated by reference to the Company’s definitive proxy statement on Schedule 14A dated December 1, 2006).
+10	.12	Separation Agreement for Lee S. Hillman dated as of December 10, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated December 11, 2002).
+10	.13	General Release and Settlement Agreement, made and entered into as of April 28, 2004, by and between John W. Dwyer and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, file no. 0-27478, dated April 29, 2004).
+10	.14	Employment Agreement effective as of January 1, 2003, between the Company and William G. Fanelli (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2002).
+10	.15	Employment Agreement effective as of January 1, 2004, between the Company and Paul A. Toback (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 24, 2004).
+10	.16	Employment Agreement effective as of January 1, 2005, between the Company and Marc D. Bassewitz (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of November 24, 2004).
+10	.17	Employment Agreement effective as of March 8, 2005, between the Company and Harold Morgan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 8, 2005).

No.		Description

+10	.18	Employment Agreement effective as of March 22, 2005, between the Company and Carl J. Landeck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of March 22, 2005).
+10	.19	Employment Agreement effective as of May 2, 2005, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 25, 2005).
+10	.20	Employment Agreement effective as of January 1, 2006, between the Company and John H. Wildman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated February 10, 2006).
+10	.21	Interim Executive Services Agreement dated as of April 12, 2006, between Tatum, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
+10	.22	Confidential Settlement and General Release, dated July 21, 2006, between the Company and Carl J. Landeck. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 7, 2006).
+10	.23	Amendment to Employment Agreement between Bally Total Fitness Holding Corporation and Paul Toback, dated August 6, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, file no. 001-13997, for the three months ended June 30, 2006).
+10	.24	Confidential Settlement Agreement and General Release, dated August 10, 2006, between the Company and Paul A. Toback (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).
+10	.25	Form of Indemnification Agreement between the Company members of the Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed September 13, 2006).
+10	.26	Amendment to Employment Agreement, dated September 14, 2006, between the Company and Marc D. Bassewitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed September 15, 2006).
+10	.27	Amendment to Employment Agreement, dated September 14, 2006, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed September 15, 2006).
+10	.28	Confidential Settlement Agreement and Mutual General Release, dated June 13, 2007, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 18, 2007).
*+10	.29	Amendment to Employment Agreement, dated as of June 28, 2007, between the Company and John H. Wildman.
10.30		Credit Agreement dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the several banks and other financial institutions as parties thereto, JPMorgan Chase Bank, as agent, Deutsche Bank Securities Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 14, 2004).
10.31		Amended and Restated Guarantee and Collateral Agreement dated as of October 14, 2004, made by the Company and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.32		First Amendment and Waiver dated as of March 31, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of April 4, 2005).

No.	Description

10.33	Consent dated as of August 9, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended by the First Amendment and Waiver dated March 31, 2005, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 12, 2005).
10.34	Second Amendment and Waiver dated as of August 24, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated as of August 25, 2005).
10.35	Consent dated as of October 17, 2005, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, as amended as of March 31, 2005, August 9, 2005 and August 30, 2005 among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated October 21, 2005).
10.36	Third Amendment and Waiver dated as of March 24, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004 (as in effect on March 23, 2006), among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated March 31, 2006).
10.37	Consent Agreement dated as of August 24, 2005, by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.38	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Cascade Investment, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.39	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Arrow Investment Partners (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.40	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Bill & Melinda Gates Foundation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.41	Consent Agreement dated as of August 24, 2005 by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated November 14, 2005).
10.42	Consent Agreement by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC, dated March 22, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

No.		Description

10.43		Consent Agreement by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, L.P., dated March 22, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
10.44		Consent Agreement by and between Bally Total Fitness Holding Corporation and Pardus European Special Opportunities Master Fund L.P., dated March 22, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).
10.45		Stock Purchase Agreement dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and Wattles Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
10.46		Stock Purchase Agreement dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and investment funds affiliated with Ramius Capital Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).
10.47		Fourth Amendment dated as of June 23, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc. as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, file no. 001-13997, for the fiscal year ended December 31, 2005).
10.48		Amended and Restated Credit Agreement, dated as of October 16, 2006, by and among, Bally Total Fitness Holding Corporation, as Borrower, the several banks and other financial institutions parties thereto, JPMorgan Chase Bank, N.A., as Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed October 20, 2006).
10.49		Reaffirmation of the Guarantee And Collateral Agreement And Operating Bank Guaranty, dated October 16, 2006, made by the Company in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed October 20, 2006).
10.50		Form of Senior Notes Forbearance Agreement relating to the Company’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 17, 2007).
10.51		Form of Senior Subordinated Notes Forbearance Agreement relating to the Company’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 17, 2007).
10.52		Forbearance Agreement, dated April 5, 2007, under the Amended And Restated Credit Agreement dated as of October 16, 2006, among the Company, the lenders parties thereto (the ‘‘Lenders”), JPMorgan Chase Bank, N.A., as agent for the Lenders and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated April 13, 2007).
+10	.53	Form of Restructuring Bonus Agreement for Marc Bassewitz and John Wildman (incorporated by reference to Exhibit 10.1 to the Company’s current Report on 8-K, file no. 001-13997, dated June 1, 2006).
10.54		Form of Restructuring Bonus Agreement for Don R. Kornstein (incorporated by reference to Exhibit 10.2 to the Company’s current Report on 8-K, file no. 001-13997, dated June 1, 2006).
*+10	.55	Management Services Agreement, dated as of May 4, 2007, among Bally Total Fitness Holding Corporation, Alpine Advisors LLC and Don R. Kornstein
+10	.56	Interim Management and Restructuring Services Agreement, dated as of June 5, 2007, between Bally Total Fitness Holding Corporation and AP Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated June 11, 2007.

No.		Description

10.57		Form of Restructuring Support Agreement, dated as of June 15, 2007, between the Company and the holders of its 10 1/2% Senior Notes due 2011 and 9 7/8% Senior Subordinated Notes due 2007 parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 18, 2007).
10.58		Form of Subscription and Backstop Purchase Agreement, dated June 27, 2007, between the Company and the holders of it 9 7/8% Senior Subordinated Notes due 2007 parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 27, 2007).
*14		Code of Business Conduct, Practices and Ethics.
16		Letter re: change in certifying accountants (incorporated by reference to Exhibit 16 to the Company’s Annual Report on Form 10-K, file no. 0-27478, for the fiscal year ended December 31, 2003).
*21		List of subsidiaries of the Company.
*23		Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.1	Certification of the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.