Form 10-Q
period 2007-03-31
BTF/CFI, INC; US HEALTH INC; TIDELANDS HOLIDAY HEALTH CLUBS INC; BALLY TOTAL FITNESS OF THE SOUTHEAST INC; BALLY TOTAL FITNESS OF UPSTATE NEW YORK INC; BALLY TOTAL FITNESS OF COLORADO INC; BALLY SPORTS CLUBS INC; HOLIDAY SOUTHEAST HOLDING CORP; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF PHILADELPHIA INC
filed 2007-09-28
CIK 1265266, 1265284, 1265283, 1265262, 1265253, 1265263, 1265271, 1265261, 1265242, 1265267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No: ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer: ☐     Accelerated Filer: ☑     Non-Accelerated Filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 31, 2007, there were 41,221,512 shares of the registrant’s common stock outstanding.

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
     The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 3rd Floor, Chicago, Illinois 60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.
     In this Quarterly Report on Form 10-Q, references to “the Company,” “Bally,” “we,” “us,” and “our” mean Bally Total Fitness Holding Corporation and its consolidated subsidiaries.

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Report on Form 10-Q for the Period Ended March 31, 2007
TABLE OF CONTENTS

INTRODUCTORY STATEMENT
     On July 31, 2007, Bally Total Fitness Holding Corporation (the “Company”) and substantially all of its domestic affiliates (collectively, the “Debtors”) filed voluntary petitions for relief commencing reorganization cases (the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Joint Prepackaged Chapter 11 Plan of Reorganization dated June 27, 2007 (the “Original Plan”) and accompanying Disclosure Statement of same date, which, among other things, described the terms of the Original Plan.
     The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
     The Debtors conducted a prepetition solicitation of consents to accept the Original Plan in July 2007. The Original Plan was accepted by 98.8% in number and $203,877,690 (or 99.9%) in aggregate principal amount of the voting holders of the Company’s 10-1/2% Senior Notes due 2011 (the “Senior Notes”) and by 78.0% in number and $276,532,800 (or 98.9%) in aggregate principal amount of the voting holders of the Company’s 9-7/8% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”). After filing the Original Plan, the Debtors extensively negotiated modifications to the Plan with equity holders Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively “Harbinger”). On August 13 and 17, 2007, the Company filed an amended Plan (the “Amended Plan”) with the Bankruptcy Court which, along with an Investment Agreement with Harbinger and Restructuring Support Agreements with Harbinger and other parties, reflect a Harbinger-led restructuring and recapitalization and the support of critical constituencies of the Company. On August 21, 2007, the Bankruptcy Court (i) approved the modifications to the Original Plan and held that the Company did not need to resolicit acceptances of the Amended Plan and (ii) authorized the Company to enter into the Investment Agreement and new restructuring support agreements. On September 17, 2007, the Bankruptcy Court confirmed the Amended Plan, which, assuming the conditions to consummation of the Amended Plan are satisfied, should result in completion of the Harbinger-led restructuring during late September or early October 2007.
     Prior to the Company’s bankruptcy filing, it faced substantial liquidity concerns, and would not have had sufficient operating cash flows to meet its expected needs for working capital, capital investment in operations, interest expense and debt repayments through December 31, 2007. The Company did not make the interest payment of $14.8 million due April 16, 2007 on the $300 million of its Senior Subordinated Notes; the Company also did not make the interest payment of $12.3 million due July 16, 2007 on the $235 million of its Senior Notes. Even if the Amended Plan becomes effective as anticipated, the Company will emerge from bankruptcy in late September or early October 2007, but will still be highly leveraged and have substantial cash interest expense obligations. See Note 11 of Notes to Condensed Consolidated Financial Statements for more detail on the Amended Plan.
     The information and discussion in this Quarterly Report on Form 10-Q (the “Form 10-Q”), should be considered in the context of the following overall trends and factors:
•	The Company’s financial and liquidity positions have been deteriorating and are expected to continue to deteriorate. This situation reflects several factors discussed in this Form 10-Q.

•	The Company reported losses from continuing operations for the first quarter 2007 and for the years 2002 through 2005; income from continuing operations for 2006 was modest. Impairment charges in 2006 associated with goodwill and long-lived assets were $39.8 million and were $62.9 million in the three-year period 2004 through 2006. The primary drivers of these impairment charges are the declining projections of future operating cash flow.

•	The Company’s revenue recognition policies require the deferral of a majority of membership cash payments to be recognized in subsequent periods over the expected membership term of members. As a result, revenue recognition does not reflect current cash collection trends. Additionally, the level of our deferred revenue is highly sensitive to changes in estimated membership term. Negative attrition expectations result in downward adjustments of deferred revenue which are reflected in larger amounts of recognized revenue. The Company’s change in estimated term length effected in the fourth quarter of 2006 resulted in a reduction of deferred revenue of $71.0 million and increased reported revenue by the same amount. Through March 31, 2007, we increased revenue recognized by $1.9 million and decreased deferred revenue to adjust to our current estimate of membership term. Through June 30, 2007, adjustments of estimated term length have resulted in reductions in deferred revenue and increased reported revenue by $6.6 million.

•	The Company’s total membership cash collections declined in the first quarter 2007 and in each quarter of 2006 when compared to the prior year levels. Total 2006 membership cash collections were $757.6 million, down $25.4 million from 2005 collections of $783.0 million. Approximately $10.9 million (43%) of the year-over-year decline in total membership cash collections occurred in the fourth quarter of 2006. Cash collections for the three months ended March 31, 2007 and six months ended June 30, 2007 were $181.8 million and $350.6 million, respectively, down $12.8 million and $30.8 million, respectively, from the 2006 periods.

•	The Company’s primary markets have become more competitive, with competitors opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its deteriorating financial and liquidity condition.
FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this Form 10-Q, including, without limitation, statements relating to (i) our plans, strategies, objectives, expectations, intentions, and adequacy of resources, (ii) our expectation that our strategies will enable us to create economic value, and (iii) the anticipated future performance of our business are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “Act” or the “Exchange Act”).
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
     A number of factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others:
•	the outcome of our Chapter 11 Cases and consummation of our Amended Plan under the current terms or at all;

•	the length of time it will take us to complete the restructuring contemplated by the Amended Plan;

•	the effect of any alternative proposals or competing plans of reorganization;

•	the success of our Amended Plan and the outcome of the restructuring in general;

•	the ability to maintain existing or obtain new sources of debt or equity financing, on acceptable terms or at all, to satisfy our cash needs and obligations;

•	the response of creditors, customers and suppliers, including financial intermediaries such as credit card payment processors, to the matters discussed herein, particularly as those matters relate to liquidity and the Amended Plan, and the presence of an explanatory paragraph in the audit report on our consolidated financial statements for the year ended December 31, 2006, indicating that substantial doubt exists as to our ability to continue as a going concern;

•	the effect of material weaknesses in internal control over financial reporting on our ability to prepare financial statements and file timely reports with the Securities and Exchange Commission (the “SEC”) or as required by our debt agreements;

•	the success of operating initiatives, advertising and promotional efforts to attract and retain members;

•	competition, including the ongoing effect of increased competition from well-financed competitors and our limited ability to invest in capital improvements due to our constrained liquidity and overall financial condition;

•	the acceptance of our product and service offerings;

•	changes in business strategy or plans;

•	the refusal of our suppliers to provide key products and services, or any requirement by suppliers that we change the terms and conditions associated with these products and services;

•	the outcome of SEC and Department of Justice investigations;

•	the existence of adverse publicity or litigation (including stockholder litigation and insurance rescission actions), the outcome thereof and the costs and expenses associated therewith;

•	the changes in, or the failure to comply with, government regulations;

•	the ability to attract, retain and motivate highly skilled employees, including a permanent Chief Executive Officer and Chief Financial Officer;

•	the business abilities and judgment of personnel;

•	general economic and business conditions; and

•	other factors described in this Form 10-Q, including the risk factors identified in Item 1A — Risk Factors, and prior filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	March 31	December 31
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$71,873	$34,799
Prepaid expenses	19,094	18,937
Other current assets	22,771	21,479
Current assets of discontinued operations held for sale	1,106	1,118

Total current assets	114,844	76,333

Property and equipment, less accumulated depreciation and amortization of $565,822 and $571,381	242,850	244,052
Goodwill, net	19,734	19,734
Trademarks, net of accumulated amortization of $528 and $528	6,507	6,507
Intangible assets, net of accumulated amortization of $9,562 and $9,527	378	413
Deferred financing costs, net of accumulated amortization of $33,468 and $28,661	23,151	27,922
Other assets	19,901	17,442
Non-current assets of discontinued operations held for sale	4,501	4,368

	$431,866	$396,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$48,989	$49,197
Income taxes payable	1,219	1,430
Accrued liabilities	111,819	115,435
Current maturities of long-term debt	801,489	513,913
Deferred revenues	273,645	274,399
Current liabilities of discontinued operations held for sale	5,664	5,424

Total current liabilities	1,242,825	959,798

Long-term debt, less current maturities	11,401	247,434
Deferred rent liability	83,322	83,215
Deferred income taxes	1,657	1,925
Other liabilities	52,024	42,746
Deferred revenues	442,669	449,653
Non-current liabilities of discontinued operations held for sale	12,708	12,422
Stockholders’ deficit	(1,414,740)	(1,400,422)

	$431,866	$396,771

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(in thousands, except share data)
(Unaudited)

	Three months ended
	March 31
	2007	2006
Net revenues:
Membership services	$218,794	$230,531
Retail products	9,711	11,343
Miscellaneous	4,910	4,471

	233,415	246,345

Operating costs and expenses:
Membership services	162,469	164,676
Retail products	8,747	10,710
Marketing and advertising	19,290	18,538
General and administrative	22,129	20,834
Net gain on sale of land and building	(175)	—
Depreciation and amortization	10,755	13,464

	223,215	228,222

Operating income	10,200	18,123

Interest expense, net	(25,752)	(22,970)
Other, net	509	118

	(25,243)	(22,852)

Loss from continuing operations before income taxes	(15,043)	(4,729)
Income tax benefit (provision)	160	(201)

Loss from continuing operations	(14,883)	(4,930)

Discontinued operations:
Loss from discontinued operations	(16)	(775)
Gain on disposal	—	38,375

Income (loss) from discontinued operations	(16)	37,600

Net income (loss)	$(14,899)	$32,670

Basic income (loss) per common share:
Loss from continuing operations	$(0.37)	$(0.13)
Income from discontinued operations	—	1.00

Net income (loss)	$(0.37)	$0.87

Diluted income (loss) per common share:
Loss from continuing operations	$(0.37)	$(0.13)
Income from discontinued operations	—	1.00

Net income (loss)	$(0.37)	$0.87

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Stockholder’s Deficit and Comprehensive Loss
(in thousands, except share data)
(Unaudited)

						Accumulated
	Common				Common	Other	Total
	Shares	Par	Contributed	Accumulated	Stock in	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Deficit	Treasury	loss	Deficit
Balance at December 31, 2006	41,286,512	$420	$691,631	$(2,072,051)	$(11,635)	$(8,787)	$(1,400,422)
Net loss	—	—	—	(14,899)	—	—	(14,899)
Cumulative translation adjustment	—	—	—	—	—	48	48

Total comprehensive loss							(14,851)
Stock-based compensation	—	—	533	—	—	—	533
Forfeiture of restricted stock	(48,500)	—	—	—	—	—	—

Balance at March 31, 2007	41,238,012	$420	$692,164	$(2,086,950)	$(11,635)	$(8,739)	$(1,414,740)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,899)	$32,670
Gain on disposal and income (loss) from discontinued operations	16	(37,600)

Loss from continuing operations	(14,883)	(4,930)
Adjustments to reconcile to cash provided by operating activities—
Depreciation and amortization, including amortization included in interest expense	15,601	16,905
Changes in operating assets and liabilities	4,864	(2,397)
Deferred income taxes, net	87	92
Loss (gain) on sale of assets	251	(157)
Realized gain on sale/leaseback transaction	(175)	—
Stock-based compensation	533	991
Cash provided by discontinued operations	1,247	73

Cash provided by operating activities	7,525	10,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases, advances on and construction of property and equipment	(21,395)	(11,629)
Proceeds from sale of discontinued operations	—	45,490
Proceeds from sales of properties	—	598
Cash provided by (used in) discontinued operations	(129)	1,328

Cash provided by (used in) investing activities	(21,524)	35,787
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit agreement	52,500	(40,000)
Repayments of other long-term debt	(1,534)	(3,952)
Debt issuance and refinancing costs	(35)	(2,474)
Proceeds from issuance of common stock under stock option plans	—	151
Cash used in discontinued operations	(165)	(1,723)

Cash provided by (used in) financing activities	50,766	(47,998)

Increase (decrease) in cash	36,767	(1,634)
Effect of exchange rate changes on cash balance	307	164
Cash, beginning of period	34,799	17,454

Cash, end of period	$71,873	$15,984

SUPPLEMENTAL CASH FLOWS INFORMATION:
Changes in operating assets and liabilities:
Increase in other current and other assets	$(4,080)	$(18,328)
Increase (decrease) in accounts payable	2,352	(8,196)
Increase (decrease) in income taxes payable	(270)	17
Increase in accrued liabilities	10,387	26,048
Increase in other liabilities	3,857	4,186
Decrease in deferred revenues	(7,382)	(6,124)

Change in operating assets and liabilities	$4,864	$(2,397)

Cash payments for interest and income taxes were as follows —
Interest paid	$18,962	$18,495
Interest capitalized	(56)	(192)
Income taxes paid, net	23	98
Investing and financing activities exclude the following non-cash transactions —
Reclassification of unearned compensation balance to contributed capital	$—	$5,534
Property disposal related to sales/leaseback transaction	8,973	—
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Note 1 Basis of Presentation and Going Concern
          The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 374 fitness centers at March 31, 2007 concentrated in 26 states and Canada. Additionally, as of March 31, 2007, 37 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on June 29, 2007.
          All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 2007, its consolidated statements of operations for the three months ended March 31, 2007 and 2006, its consolidated statement of stockholders’ deficit and comprehensive income for the three months ended March 31, 2007 and its consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. For purposes of our December 31, 2006 condensed consolidating balance sheet provided in Note 12, the Company reclassified $4,114 of deferred revenue from the non-guarantor subsidiaries to the guarantor subsidiaries. This reclassification of deferred revenue is attributable to the Company’s Canadian operations. In prior periods the deferred revenue reported for the Canadian operations was based on an allocation methodology. In the current period, as a result of the sale of the Canadian operations, the deferred revenue balance has been measured based on specific identification.
          The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Prior period amounts related to discontinued operations reported on the Consolidated Statements of Operations and Condensed Consolidated Balance Sheets have been reclassified in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).
          The accompanying condensed consolidated financial statements have been prepared using the same U.S. generally accepted accounting principles as applied by the Company prior to filing a pre-packaged chapter 11 plan of reorganization as fully described below. While the Company has filed for and been granted creditor protection, these consolidated financial statements continued to be prepared using the going concern concept, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The creditor protection proceedings provide the Company with a period of time to stabilize its operations and financial condition and implement a restructuring plan.
          Management believes that these actions make the going concern basis appropriate. However, it is not possible to predict with certainty the ultimate outcome of these proceedings and accordingly substantial doubt exists as to whether the Company will be able to continue as a going concern. Further, it is not possible to predict whether the actions taken in any restructuring will result in improvements to the financial condition of the Company sufficient to allow it to continue as a going concern.
          The Company’s ability to continue as a going concern is uncertain because the Company has recurring losses from continuing operations and negative cash flows, a net capital deficiency, and short-term obligations that cannot be satisfied by available funds. As such, the Company’s realization of assets and discharge of liabilities are subject to significant uncertainty. If the “going concern” assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, in the reported expenses and in the balance sheet classifications used.
Planned reorganization and bankruptcy filing
     On June 18, 2007, the Company announced its intention to restructure its obligations and recapitalize its businesses through a prepackaged chapter 11 plan of reorganization.
     The solicitation of votes for the prepackaged chapter 11 plan commenced on June 27, 2007 and was concluded on July 27, 2007, with more than 99% of the holders of the Company’s 10-1/2% Senior Notes due 2011 (the “Senior Notes”) in aggregate principal

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
amount and 78% of the holders of the Company’s 9-7/8% Senor Subordinated Notes due 2007 (the “Senior Subordinated Notes”) in aggregate principal amount who actually voted, voting in favor of the plan. On July 31, 2007, the Company and substantially all of its domestic affiliates (collectively, the “Debtors”) filed voluntary petitions for relief commencing reorganization cases (the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Joint Prepackaged Plan of Reorganization dated June 27, 2007 (the “Original Plan”), which contemplated the restructuring arrangements reflected in the solicitation, and accompanying Disclosure Statement of same date, which, among other things, described the terms of the Original Plan.
     After filing the Original Plan, the Debtors extensively negotiated modifications to the Original Plan with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. (collectively “Harbinger”). On August 13 and 17, 2007, the Company filed a First Amended Joint Prepackaged Chapter 11 Plan of Reorganization of Bally Total Fitness Holding Corporation And Its Affiliated Debtors (the “Amended Plan”) with the Bankruptcy Court which, along with an Investment Agreement with Harbinger (the “Investment Agreement”) and Restructuring Support Agreements (collectively, the “Restructuring Support Agreements”) with Harbinger, the Senior Noteholders party thereto, the Senior Subordinated Noteholders party thereto and with Liberation Investments, L.P. and Liberation Investments, Ltd. (collectively, “Liberation”), reflect a Harbinger-led restructuring and recapitalization and the support of critical constituencies of the Company. On August 21, 2007, the Bankruptcy Court (i) approved the modifications to the Original Plan and held that the Company did not need to resolicit acceptances to the Amended Plan and (ii) authorized the Company to enter into the Investment Agreement and new restructuring support agreements. On September 17, 2007, the Bankruptcy Court confirmed the Amended Plan; accordingly, assuming the conditions to consummation are satisfied, this should result in completion of the Harbinger-led restructuring during late September or early October 2007.
     Pending emergence from bankruptcy, the Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
     American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the basis of preparation for financial statements. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Upon emergence from chapter 11 our assets and liabilities will be recorded at fair value using either fresh start accounting or purchase accounting methodology. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets included herein. In addition, our financial results after the application of fresh start or purchase accounting may be different from historical trends. Accordingly, the values at which assets are realized and the amounts at which liabilities are liquidated may differ from those recorded in the accompanying financial statements.
Seasonal factors
          The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full year.
Market risk
          The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit and term loan balance under its Amended and Restated Credit Agreement dated October 16, 2006 (the “New Facility”) bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
          The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%. The swaps expire in October 2007.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Fair value of financial instruments
          The Company determined by using quoted market prices that the fair value of the Senior Subordinated Notes was $236,250 and $276,930 at March 31, 2007 and December 31, 2006, respectively, and that the carrying value at March 31, 2007 was $298,552. The Company determined by using quoted market prices that the fair value of the Company’s Senior Notes was $219,138 and $229,907 at March 31, 2007 and December 31, 2006, respectively, and that the carrying value at March 31, 2007 was $235,188. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes and the Senior Notes is not necessarily indicative of the amount which could be realized in a current market exchange. The carrying values of accounts payable, income taxes payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.
Note 2 Discontinued Operations
     On January 20, 2006, pursuant to a sale agreement, the Company completed the sale of twenty-five health clubs operated primarily under the “Crunch Fitness” brand. The Company has presented the operating results of Crunch as a discontinued operation for all periods presented. In addition, on April 24, 2007, the Company’s subsidiaries, Bally Matrix Fitness Centre Ltd., an Ontario, Canada corporation, and BTF Canada Corporation, an Ontario, Canada corporation entered into Asset Purchase Agreements to sell the Company’s Canadian operations. These transactions closed on June 1, 2007, resulting in the sale of substantially all of the Company’s Canadian operations. In accordance with the reporting requirements of SFAS 144, the Company has reclassified amounts from the statement of operations to discontinued operations and amounts from the balance sheet to assets and liabilities held for sale for all periods presented.
     The assets and liabilities for the Canadian operations have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	March 31,	December 31,
	2007	2006
Prepaid expenses and other current assets	$1,106	$1,118
Property and equipment, net	3,881	3,745
Intangible assets, net	558	562
Other long-term assets	62	61

Total assets of discontinued operations held for sale	$5,607	$5,486

Deferred rent	$5,038	$4,956
Deferred revenue	13,334	12,890

Total liabilities of discontinued operations held for sale	$18,372	$17,846

     The financial results for Crunch Fitness and the Canadian operations, included in discontinued operations, are as follows:

	Three months ended March 31,
	2007	2006
Revenue	$8,334	$13,508

Loss from discontinued operations before income taxes	$(16)	$(769)
Income tax provision	—	(6)

Loss from discontinued operations	(16)	(775)
Gain on disposal of discontinued operations	—	38,375

Income (loss) from discontinued operations	$(16)	$37,600

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 3 Commitments and Contingencies
          Operating leases: The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers.
     Litigation:
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
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004, and adding the Company’s former outside audit firm, Ernst & Young LLP as an additional defendant. On July 12, 2006, the Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety, without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006. Defendants filed motions to dismiss the amended complaint on September 28, 2006. On February 20, 2007 the Court issued a Memorandum Opinion and Order dismissing claims against all defendants with prejudice. Plaintiffs filed a Notice of Appeal on March 23, 2007. On April 18, 2007, the Court granted Plaintiffs’ unopposed Motion to Suspend Briefing, suspending briefing pending a ruling by the United States Supreme Court regarding the Seventh Circuit’s standard for pleading scienter in Makor Issues & Rights v. Tellabs and directing the parties to file position statements within 14 days of the issuance of the Supreme Court’s decision. The Supreme Court’s decision was issued on June 21, 2007. The parties filed position statements with the United States Court of Appeals for the Seventh Circuit on July 5, 2007. On July 13, 2007, the Court suspended the briefing schedule and ordered that a settlement conference be held August 10, 2007. On August 6, 2007, following commencement of the Chapter 11 Cases, the Court entered an order staying the appeal and vacated the settlement conference. It is not yet possible to determine the ultimate outcome of this action.
Stockholder Derivative Lawsuit in Illinois Federal Court
     On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
jurisdiction and whether plaintiff had adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. On March 27, 2007, the Court entered an order indicating its intention to convert the Company’s motion to a motion for summary judgment and requiring the Company to file a new motion and brief, which the Company did on April 13, 2007. On June 18, 2007, the Company and plaintiff reached an agreement in principle to resolve the action. On July 6, 2007, the Court granted Defendant’s Motion for Summary Judgment. On July 25, 2007, the parties executed a settlement agreement wherein plaintiff agreed not to pursue an appeal and which terminated the litigation.
Individual Securities Action in Illinois
     On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiff’s complaint alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendants’ motions to dismiss on statute of limitations issues. On September 29, 2006, the Court granted defendants’ motion to dismiss plaintiffs’ Section 18 claim as untimely, denied the motion as to Sections 10(b) and 20(a), dismissed Ernst & Young, LLP as a defendant and granted plaintiff leave to amend his complaint. An amended complaint was filed on November 3, 2006. The Company filed a motion to dismiss the amended complaint on January 5, 2007. On April 2, 2007, the Court granted the Company’s motion and dismissed the case with prejudice. Plaintiff did not file a timely Notice of Appeal of this dismissal, but instead filed a new action in the Circuit Court of Cook County, Illinois, Case No. 07 L 4280, asserting only claims for common law fraud and under the Illinois Consumer Fraud and Deceptive Practices Act. A Notice of Pendency of Cases under Chapter 11 of the Federal Bankruptcy Code and of Automatic Stay was filed on August 2, 2007. The Company has not yet answered or otherwise responded to the complaint, given that the action was stayed prior to the deadline for the Company’s answer or responsive pleading. It is not yet possible to determine the ultimate outcome of this action.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006. On April 26, 2007, the Court denied Defendant’s motion. On June 8, 2007, plaintiff filed a motion for summary judgment, which motion remains pending. On June 11, 2007, the Company filed its answer and counterclaims to Great American’s complaint for rescission, as well as a third-party complaint against RLI Insurance Company and the other excess insurance providers. Third party responses and answers were filed by the insurance carriers on or about July 26, 2007. A Notice of Pendency of Cases under Chapter 11 of the Federal Bankruptcy Code and of Automatic Stay was filed on August 2, 2007. It is not yet possible to determine the ultimate outcome of the insurance litigation.
Other
     On July 31, 2007, the Company and substantially all of its domestic affiliates filed voluntary petitions for relief with the Bankruptcy Court, commencing the Chapter 11 Cases. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
     In addition, the Company is, and has been in the past, named as defendants in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its financial condition or results of operations. However, the Company cannot assure that it will be able to successfully defend or settle all pending or future purported class action claims, and the failure to do so may have a material adverse effect on its financial condition or results of operations.
Note 4 Debt
     On June 18, 2007, the Company announced its intention to restructure its obligations and recapitalize its businesses through a prepackaged chapter 11 plan of reorganization. On July 31, 2007, the Debtors filed their Original Plan with the Bankruptcy Court reflecting the restructuring arrangements reflected in the solicitation. On September 17, 2007, the Bankruptcy Court confirmed the Amended Plan; accordingly, assuming the conditions to consummation are satisfied, this should result in completion of the Harbinger-led restructuring during late September or early October 2007. These actions have affected the Company’s various debt obligations as described below and in Note 11 – Subsequent Events.
New Facility
     On October 16, 2006, the Company entered into a new senior secured credit facility (the “New Facility”) with a group of financial institutions led by JPMorgan Chase Bank, N.A. (“JPMorgan”). The New Facility provides for (i) a term loan facility in the amount of $205,900, (ii) a delayed-draw term loan facility in the amount of $34,100, and (iii) a revolving credit facility in the amount of $44,000. The proceeds from the New Facility were used to refinance the amounts outstanding under the Company’s existing Credit Agreement and to fund capital expenditures and provide for additional liquidity. The termination date of the New Facility was the earlier of (i) 14 days prior to the maturity of the Senior Subordinated Notes (due October 15, 2007), including extensions or refinancing or (ii) October 1, 2010. The New Facility was refinanced by the DIP Facility on August 22, 2007 as discussed below.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
          At March 31, 2007, pursuant to the New Facility, the Company had $24,500 in borrowings and $19,352 of letters of credit outstanding under its $44,000 revolving credit facility. At March 31, 2007, availability under the revolving credit facility was $148. The amount outstanding on the term loan under the New Facility was $205,900. At March 31, 2007, the amount outstanding under the $34,100 delayed-draw term loan was $33,000. At March 31, 2007, the average rate on borrowings under the revolving credit and term loan facility was 9.67%. As of April 2, 2007, the Company was not in compliance with the financial reporting requirements of the New Facility.
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
     On April 12, 2007, the Company entered into a Forbearance Agreement (the “Lender Forbearance Agreement”) with the lenders under the New Facility. Under this agreement the lenders agreed to forbear from exercising any remedies under the New Facility as a result of defaults arising from the Company’s failure to deliver audited financial statements for the fiscal year ended December 31, 2006, and cross defaults arising from defaults under the indentures governing its Senior Subordinated Notes and Senior Notes due to the Company’s inability to timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, and the failure to make a scheduled interest payment due April 16, 2007 on the Senior Subordinated Notes. The Lender Forbearance Agreement contained restrictions during its term on additional indebtedness, liens, investments, asset sales and sale/leasebacks. However, the Lender Forbearance Agreement permitted the Company to sell its Canadian assets and retain the net proceeds. The Lender Forbearance Agreement required the Company to deliver its audited financial statements within three days of receipt, to provide a restructuring plan by June 28, 2007, to provide additional monthly reporting and waives the requirement for the Accountant’s Certificate. Furthermore, the Lender Forbearance Agreement required that the Company enter into forbearance agreements with respect to defaults under its public indentures with the holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes. The Lender Forbearance Agreement terminated on July 13, 2007. The Company paid fees of $587 related to the Lender Forbearance Agreement.
     On May 14, 2007, the Company entered into a forbearance agreement (the “Senior Notes Forbearance Agreement”) with holders representing over 80% of the aggregate principal amount outstanding of the Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived defaults arising from the Company’s failure to (i) timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, (ii) make a scheduled interest payment on the Senior Subordinated Notes due April 16, 2007, (iii) provide the required notices of default to the trustee, and (iv) potential failure to satisfy conditions regarding the execution of sale and leaseback transactions, and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. The Company paid fees in the amount of $279 to holders of the Senior Notes that executed the Senior Note Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.
     On May 14, 2007, the Company also entered into a forbearance agreement (the “Senior Subordinated Notes Forbearance Agreement”) with holders representing over 80% of the aggregate principal amount outstanding of the Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Agreement, holders of the Senior Subordinated Notes waived defaults arising from the Company’s failure to (i) make the scheduled interest payment on the Senior Subordinated Notes due April 16, 2007, (ii) timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, (iii) provide the required notices of default to the trustee, and (iv) potential failure to satisfy conditions regarding the execution of sale and leaseback transactions, and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Subordinated Notes also consented to amend certain provisions of the Senior Subordinated Notes Indenture in connection with the waiver of the defaults. The Company did not pay a consent fee to holders of the Senior Subordinated Notes in connection with the Senior Subordinated Notes Forbearance Agreement.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     On May 22, 2007, the Company entered into a supplemental indenture (the “Senior Notes Supplemental Indenture”) with the trustee under the indenture governing the Senior Notes (the “Senior Notes Indenture”), which amended the Senior Notes Indenture. On May 22, 2007 the Company also entered into a supplemental indenture (the “Senior Subordinated Notes Supplemental Indenture”, and together with the Senior Notes Supplemental Indenture, the “Supplemental Indentures”), with the trustee under the indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”) which amended the Senior Subordinated Notes Indenture. The Supplemental Indentures were entered into in connection with the successful completion of the Company’s solicitation of consents from holders of the Senior Notes and Senior Subordinated Notes.
     On July 16, 2007, the Company did not make the $12,338 interest payment due on the Senior Notes. On the same day, the Company entered into an amendment (the “Senior Notes Forbearance Extension”) to the Senior Notes Forbearance Agreement with holders of the Company’s Senior Notes. Pursuant to the Senior Notes Forbearance Extension, holders of the Senior Notes agreed to forbear from exercising any remedies under the Senior Notes (or their underlying indenture) until July 31, 2007, in accordance with the terms of the Senior Notes Forbearance Agreement.
     On July 16, 2007, the Company entered into an amendment (the “Senior Subordinated Notes Forbearance Extension”) to the Senior Subordinated Notes Forbearance Agreement with holders of the Company’s Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Extension, holders of the Senior Subordinated Notes agreed to forbear from exercising any remedies under the Senior Subordinated Notes (or their underlying indenture) until July 31, 2007, in accordance with the terms of the Senior Subordinated Notes Forbearance Agreement.
     On July 16, 2007, the Company entered into an amendment (the “Lender Forbearance Extension,” and together with the Senior Notes Forbearance Extension and the Senior Subordinated Notes Forbearance Extension, the “Forbearance Extensions”) to the Lender Forbearance Agreement. Pursuant to the Lender Forbearance Extension, the lenders agreed to forbear from exercising any remedies under the New Facility as a result of certain defaults until July 31, 2007, in accordance with the terms of the Lender Forbearance Agreement.
     The Company did not pay a consent fee to the lenders under the New Facility, or to holders of the Senior Notes or the Senior Subordinated Notes, in connection with any of the Forbearance Extensions. The Company filed the Chapter 11 Cases prior to expiration of the Forbearance Extensions on July 31, 2007. As a result, an event of default occurred under each of the New Facility, Senior Notes Indenture and Senior Subordinated Notes Indenture and the Company’s indebtedness therefore was immediately accelerated and, as such, classified as current maturities of long-term debt on its condensed consolidated balance sheet.
Cash Collateral and DIP Facility
     On August 1, 2007, following the Company’s bankruptcy filing, the Bankruptcy Court authorized the Company’s continued use of cash on hand and subsequent cash collections.
     On August 21, 2007 the Bankruptcy Court approved, and on August 22, 2007, Bally entered into a superpriority debtor-in-possession credit agreement (the “DIP Facility”) arranged by Morgan Stanley Senior Funding, Inc. with Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, Wells Fargo Foothill, LLC, as Revolving Credit Agent and the CIT Group/Business Credit, Inc., as Revolving Syndication Agent and certain other lenders party thereto (collectively, the “DIP Lenders”), providing up to $292,000 of debtor-in possession financing consisting of a $50,000 secured revolving credit facility with a $40,000 sublimit for letters of credit (the “DIP Revolving Credit”) and a $242,000 secured term loan facility (the “DIP Term Loan”). The rate of interest on the borrowings under the DIP Revolving Credit is, at the Company’s option, either the reference rate (higher of the prime rate or federal funds rate plus 0.50%) plus a margin of 1.00% or a Eurodollar rate plus a margin of 2.00%. Commitment fees of 0.50% per annum are payable on the unused portion of the DIP Revolving Credit. The rate of interest on the borrowings under the DIP Term Loan is, at the Company’s option, either the reference rate plus a margin of 3.25% or a Eurodollar rate plus a margin of 4.25% per annum. A fee of 2.00% per annum is paid on outstanding letters of credit.
     The DIP Facility grants the DIP Lenders a first perfected lien on all of the Company’s pre- and post-petition real and personal property, subject only to certain unavoidable prior liens and to a “carve out” for specified professional fees and superpriority administrative expense claims. The Company’s obligations under the DIP Facility are guaranteed by most of its domestic subsidiaries. The proceeds of the DIP Facility were used to repay amounts borrowed under the pre-petition New Facility and to pay fees and expenses associated with the DIP Facility.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     As of September 21, 2007 there was $242,000 outstanding under the DIP Term Loan, no borrowings under the DIP Revolving Credit and $24,707 of letters of credit were issued. The amount available under the DIP Revolving Credit is reduced by letters of credit issued.
     The Company paid fees in the amount of $3,700 for the DIP Facility and the DIP Term Loan was subject to original issue discount of 1.5%.
     Upon the Company’s emergence from bankruptcy, subject to the Company meeting certain performance criteria, the DIP Lenders will convert the DIP Facility into a senior secured exit credit facility under the Amended Plan (the “Exit Credit Facility”) providing up to $292,000, consisting of up to a five-year, $50,000 senior secured revolving credit facility with a $40,000 sublimit for letters of credit (the “Exit Revolving Credit”) and a $242,000 senior secured term loan facility (the “Exit Term Loan”) which will mature six years from closing or such earlier date pursuant to the terms of the Exit Credit Facility. The interest rate margins on the Exit Credit Facility will be no more than 0.25% and 0.75% higher on the Exit Revolving Credit and the Exit Term Loan, respectively, than under the DIP Facility. Certain other terms, including financial covenants, will differ from the DIP Facility. The Exit Credit Facility is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Company’s obligations under the Exit Credit Facility will be guaranteed by most of its domestic subsidiaries. The Company will pay additional fees related to the Exit Credit Facility in the amount of $2,600. See Note 11 for more detailed information on the Exit Credit Facility.
Other Secured Debt
     As of March 31, and April 15, 2007, the Company was not in compliance with the financial reporting covenants under two mortgage agreements and certain capital lease obligations. Upon filing its Form 10-K for 2006 on June 29, 2007, the Company cured the related violations. As a result of the Company’s Chapter 11 Cases on July 31, 2007, events of default have occurred under mortgages and capital leases in the amount of $9,271. Upon consummation of the Amended Plan, these will be paid in accordance with their terms.
Liquidity
     The Company requires operating cash flows to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. Cash flows and liquidity may be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in litigation, future consent payments to lenders or bondholders if required and unexpected capital requirements. The Company’s liquidity (cash and unutilized revolving credit facility and delayed-draw term loan) declined by approximately $16,600 from $89,700 to $73,100 during the first three months of 2007. The decline in liquidity was due primarily to the funding of advances to vendors and capital expenditures for club equipment.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 5 Deferred Revenue
     Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at March 31, 2007 and 2006 and for the periods then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advance payments from financed members are included within this table as advance payments of periodic dues and membership fees. Total deferred revenue at December 31, 2006 and 2005, has been reduced by $12,890 and $10,430, respectively, from previously reported amounts due to the reclassification of balances related to discontinued operations.

	Three months ended March 31, 2007
	Balance at			Balance at
	December 31,	Cash	Revenue	March 31,
	2006	Additions	Recognized	2007
Deferral of receipts from financed members:
Initial contract term payments	$408,798	$42,670	$(58,307)	$393,161
Down payments	80,263	10,217	(10,420)	80,060
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	101,546	13,564	(6,588)	108,522
Advance payments of periodic dues and membership fees	117,654	29,410	(31,593)	115,471
Receipts collected and earned without deferral during period	—	85,909	(85,909)	—
Deferral of receipts for personal training services	15,793	29,284	(25,977)	19,100

	$724,054	$211,054	$(218,794)	$716,314

	Three months ended March 31, 2006
	Balance at			Balance at
	December 31,	Cash	Revenue	March 31,
	2006	Additions	Recognized	2007
Deferral of receipts from financed members:
Initial contract term payments	$515,159	$59,261	$(68,553)	$505,867
Down payments	97,510	13,947	(13,846)	97,611
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	106,712	9,704	(9,042)	107,374
Advance payments of periodic dues and membership fees	119,697	27,077	(26,722)	120,052
Receipts collected and earned without deferral during period	—	84,539	(84,539)	—
Deferral of receipts for personal training services	16,402	29,577	(27,829)	18,150

	$855,480	$224,105	$(230,531)	849,054
SAB 108 transitional deferred revenue adjustment				(5,709)

				$843,345

     Upon adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, in the quarter ended December 31, 2006, the Company recorded a transitional adjustment to deferred revenue of $5,709 related to prior period misstatements of deferred revenue that were not considered material to the Company’s financial statements. This adjustment was recorded at January 1, 2006 as a decrease to the deferred revenue balance and a decrease to accumulated deficit.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 6 Income (loss) per Common Share
     Income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

	Three months ended March 31,
	2007	2006
Weighted average number of common shares outstanding	40,718,262	37,685,264
Effect of outstanding stock options and warrants	—	—

Diluted weighted average number of shares outstanding	40,718,262	37,685,264

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	4,054,927	1,722,640
Range of exercise prices per share:
High	$36.00	$36.00
Low	$2.30	$2.91
Note 7 Income Taxes
     At March 31, 2007, the Company had approximately $783,831 of federal net operating loss carryforwards and approximately $5,896 of Alternative Minimum Tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 and fully expire in 2026. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2005 and fully expire in 2026. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change. Depending upon how the pending restructuring is accomplished, certain federal and state tax loss and AMT credit carryforwards could be severely limited and may not be utilizable in full or at all by the Company.
     Based on the Company’s past performance and the expiration dates of its carryforwards, and the change in ownership under IRC Section 382, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. Included in the deferred tax asset and valuation allowance is $7,037 resulting from the exercise of stock options and the Company-sponsored stock purchase plan. The related benefit will be included as additional paid-in-capital when realized. Also included in the deferred tax asset and valuation allowance is $795 resulting from loss carryovers acquired. The related benefit will be credited to goodwill when realized.
     The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.
     The Internal Revenue Service (“IRS”) examined the Company’s 1980-1984 U.S. Federal Income Tax Returns. On September 15, 2006, the statute of limitation to assess tax expired for the 2002 tax year for federal tax purposes. As such, the only currently open tax years are 2003 through 2006.
     The State of Illinois has audited the Company through December 31, 2005 and did not propose any adjustments. In the State of New York, the Company is currently under audit for the 2002 and 2003 tax years. There are no other state income tax audits in progress.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007; the effect was not significant. As of January 1, 2007, the amount of unrecognized tax benefit was $1,331. Of this balance, $1,331 of tax positions, if

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
recognized, would affect the effective tax rate. The Company believes that it will have between a zero and $1,155 change in its unrecognized tax benefits in 2007. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax provision. At the time of adoption, accrued interest amounted to $362.
Note 8 Share-based Payments
     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “ Share-Based Payment ” (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No. 123, “ Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS No. 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
     The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the award. Total stock-based compensation expense for the three months ended March 31, 2007 and 2006 was $498 and $1,090, respectively, which is comprised of $164 and $561 related to stock options, $369 and $430 related to restricted shares and $(35) and $99 related to estimated income tax obligations which are liability classified.
     Stock-Based Compensation Plans
     In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provided for the grant of non-qualified stock options to non-employee directors of the Company. Options under the Directors’ Plan were generally granted with an exercise price equal to the fair market value of the Common Stock at the day prior to the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term. The Directors’ Plan expired as of January 3, 2006. As such, stock options may no longer be granted under the Directors’ Plan.
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
     On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock on the day prior to the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock on the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant and have 10-year terms. As of March 31, 2007, 138,166 shares remain available for issuance under the Inducement Plan.
     On December 19, 2006, the Company’s stockholders approved the adoption of the 2007 Omnibus Equity Compensation Plan (the “Omnibus Plan”), which was previously approved by the Company’s Board of Directors. The Omnibus Plan provides for the issuance of a maximum of 3,000,000 shares of the Company’s common stock in connection with the grant of stock options, stock units, stock awards, dividend equivalents and other stock-based awards. The Omnibus Plan was intended to replace the Incentive Plan. To date, there have been no awards under the Omnibus Plan.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Certain employment arrangements contain provisions that provide for the payment to the participant of amounts which represent estimated income tax obligations related to the vesting of awards. The amounts related to the estimated income tax obligations are liability classified awards.
     Stock Options
     A summary of stock-based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Number of Shares	Price	(Years)	Value
Outstanding at December 31, 2006	3,386,426	$13.34
Granted	—
Exercised	—
Forfeited	(26,998)	5.11
Canceled	(39,702)	8.98

Outstanding at March 31, 2007	3,319,726	13.46	5.3	$—

Exercisable at March 31, 2007	2,897,737	$14.62	4.9	$—

     Other information pertaining to option activity during the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006
Weighted average grant-date fair value of stock options granted (per share)	$—	$4.60
Total intrinsic value of stock options exercised	$—	$92
     There were no exercises of stock options during the three months ended March 31, 2007. At March 31, 2007, there was approximately $870 of total unrecognized compensation cost related to non-vested stock options. This cost will be recognized over a weighted average period of 1.48 years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the three months ended March 31, 2007.
     The expected life of an option granted is calculated using historical experience. Expected volatility is based on historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury strip rates with a remaining term equal to the expected term. Expected dividend yield is based on historical dividend payments.
     Restricted Stock
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first three months of 2007.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     A summary of restricted stock activity for the three months ended March 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
		Fair
	Number of Shares	Value
Outstanding at December 31, 2006	568,250	$6.90
Vested	—	—
Forfeited	(48,500)	$6.84

Outstanding at March 31, 2007	519,750	$6.91

     As of March 31, 2007, the total amount of unrecognized compensation expense related to non-vested restricted stock awards and estimated income tax obligations was approximately $2,581 and $31, respectively. Both amounts are expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.8 years. The total grant date fair value of shares vested during the three months ended March 31, 2007 and 2006 was $0 and $20, respectively.
Note 9 Guarantees
     In connection with the Company’s January 2006 sale of its “Crunch Fitness” business along with certain additional health clubs located in San Francisco, California, the Company and/or certain of its subsidiaries remain liable for the obligations on certain leases transferred to the purchaser in the amount of $79,588 as of March 31, 2007.
     The amount of foregoing liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such lease existing as of the date of such exercise by purchaser, but for no more than the obligations for a 5 year period under any such lease.
     The Company’s exposure for these retained liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3,228 and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1. The Company has recorded a liability on its balance sheet for the estimated fair value of these retained liabilities of $600.
Note 10 Sale/Leaseback Transactions
     In the fourth quarter 2006, the Company entered into a transaction involving the sale of land, buildings, and related building improvements and the subsequent leaseback of the same property over a period of twenty years. This transaction did not qualify for sale/leaseback treatment as of December 31, 2006 and therefore the transaction, which generated $8,919 of proceeds and resulted in a deferred gain of $6,117, was recorded as a financing on the financial statements for the year ended December 31, 2006, according to SFAS No. 98, Accounting for Leases. During the first quarter of 2007, upon amending the transaction, the Company recorded the sale and subsequent leaseback transaction.
Note 11 Subsequent Events
Sale of Canada Clubs
     On April 24, 2007, the Company’s subsidiaries, Bally Matrix Fitness Centre Ltd., an Ontario, Canada corporation (“Matrix”), and BTF Canada Corporation, an Ontario, Canada corporation (“BTF,” and together with Matrix, the “Sellers”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which, among other things, the Sellers transferred five health clubs and certain related assets located in greater metropolitan Toronto in Ontario, Canada, to Extreme Fitness, Inc., an Alberta, Canada unlimited liability corporation (“Extreme Fitness”). In addition, the Sellers entered into an Asset Purchase Agreement with Goodlife Fitness Centres Inc., an Ontario, Canada corporation (“Goodlife”), to sell 10 additional health clubs located in greater metropolitan Toronto in Ontario, Canada. The Sellers closed on the agreements with Extreme Fitness and Goodlife on June 1, 2007, realizing cash proceeds of approximately $19,000. The completion of the transactions resulted in the sale of substantially all of the Company’s Canadian operations. The Company recorded a gain of approximately $21,200 in the second quarter of 2007 as a result of the sales.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Non-payment of Interest and Forbearance Agreement
     On April 16, 2007 and July 15, 2007, the Company did not make interest payments of $14,812 on its Senior Subordinated Noes and $12,338 on its Senior Notes, respectively, resulting in defaults under the applicable indentures, and as a result of cross-default provisions, under the New Facility. On April 12, 2007, May 14, 2007 and July 16, 2007 the Company entered into forbearance agreements and amendments thereto related to the interest payments and other defaults with lenders under the New Facility and the noteholders under the Indentures. The effect of these events is further described in Note 4 — Debt.
Planned Reorganization and Chapter 11 Bankruptcy Proceeding
     On June 18, 2007, the Company announced its intention to restructure its obligations and recapitalize its businesses through a prepackaged chapter 11 plan of reorganization.
     The solicitation of votes for the prepackaged chapter 11 plan commenced on June 27, 2007 and was concluded on July 27, 2007, with more than 99% of the holders of the Company’s Senior Notes in aggregate principal amount and 78% of the holders of the Company’s Senior Subordinated Notes in aggregate principal amount who actually voted, voting in favor of the plan. On July 31, 2007, the Debtors filed their Original Plan with the Bankruptcy Court reflecting the restructuring arrangements reflected in the solicitation.
     After filing the Original Plan, the Debtors extensively negotiated modifications to the Original Plan with equity holder Harbinger. On August 13 and 17, 2007, the Company filed the Amended Plan with the Bankruptcy Court which, along with the Investment Agreement with Harbinger and Restructuring Support Agreements, reflect a Harbinger-led restructuring and recapitalization and the support of critical constituencies of the Company. On August 21, 2007, the Bankruptcy Court (i) approved the modifications to the Original Plan and held that the Company did not need to resolicit acceptances to the Amended Plan and (ii) authorized the Company to enter into the Investment Agreement and new Restructuring Support Agreements. On September 17, 2007, the Bankruptcy Court confirmed the Amended Plan; accordingly, assuming the conditions to consummation are satisfied, this should result in completion of the Harbinger-led restructuring during late September or early October 2007.
     Under the Investment Agreement, Harbinger would acquire the new common stock of the reorganized Company in exchange for approximately $233,600 in cash. Under the Amended Plan, and subject to the terms thereof, assuming the Harbinger-led restructuring is consummated:
•	The Company would issue up to $247,337.5 of 13% Senior Second Lien Notes (the “New Senior Second Lien Notes”) to holders of the Senior Notes, who will receive, in exchange for their total claims (including unpaid interest), their pro rata share of the New Senior Second Lien Notes in addition to a fee equal to 2% of the principal amount of the Senior Notes. The maturity of, and subsidiary guarantees for, the New Senior Second Lien Notes would be the same as for the Senior Notes.

•	The Company would issue up to $200,000 of 15-5/8% Senior Subordinated Notes due 2013 (the “New Senior Subordinated Notes”) to holders of the Company’s Senior Subordinated Notes who will receive their pro rata share of the New Senior Subordinated Notes. These notes bear interest at 15-5/8% if paid-in-kind and 14% if paid in cash, at the Company’s option upon satisfaction of a toggle covenant of $200,000 minimum cash EBITDA and $75,000 minimum liquidity. Such holders would also receive their pro rata share of a cash payment of $123,500 (which includes unpaid interest).

•	Holders of the Company’s existing common stock and the holders of certain other claims treated as equity in bankruptcy would receive $16,500 in the aggregate.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Pursuant to the Amended Plan, if the Harbinger-led restructuring were for some reason not consummated, the restructuring contemplated by the Original Plan will be completed, subject to the terms and condition of the Original Plan. The principal terms of that restructuring are:
•	Holders of the Company’s Senior Notes would receive the same consideration as under the Amended Plan, except that the rate of interest on the New Senior Second Lien Notes would be 12-3/8% per annum.

•	The Company would issue up $80,000 of 13-5/8% Subordinated Notes due 2013 and $70,000 of 13-5/8% Junior Subordinated Notes due 2013 (collectively, the “New Subordinated Notes”) to holders of the Company’s Senior Subordinated Notes. These notes bear interest at 13-5/8% if paid-in-kind and 11.5% if paid in cash, at the Company’s option upon satisfaction of a toggle covenant of $200,000 minimum cash EBITDA and $75,000 minimum liquidity. The holders of the Senior Subordinated Notes would not receive any cash payments but would also receive their pro rata share of all of the newly issued common stock in the reorganized Company and the right to purchase their pro rata share of $90,000 of 13-5/8% Senior Subordinated Notes due 2013, pursuant to a rights offering (the “Rights Offering Senior Subordinated Notes”); the terms of these notes have similar economic terms to those of the New Subordinated Notes, but will rank senior to the New Subordinated Notes. Certain of the holders of Senior Subordinated Notes entered into a Subscription and Backstop Purchase Agreement, dated June 27, 2007, and agreed to “backstop” the rights offering by purchasing any of the Rights Offering Senior Subordinated Notes that are not subscribed for upon the expiration of the offering period.

•	The Company’s existing common stock would be extinguished for no consideration.
     Under either restructuring alternative, upon the Company’s emergence from bankruptcy, the Company intends to deregister its common stock under the Exchange Act and cease being a reporting company.
DIP Financing
     August 22, 2007, Bally entered into the DIP Facility with the DIP Lenders. The DIP Facility provides up to $292,000 of debtor-in-possession financing consisting of the $50,000 DIP Revolving Credit with a $40,000 sublimit for letters of credit and a $242,000 DIP Term Loan. The DIP Facility was approved by the Court on August 21, 2007. The Order approving the DIP Facility authorized the Company to enter into the DIP Facility and use amounts thereunder (i) to pay in full all obligations under the prepetition New Facility, except for letters of credit and interest rate hedging obligations which are included in the DIP Facility, (ii) for working capital, and (iii) to pay interest, fees and expenses. The DIP Facility grants the DIP Lenders a first perfected lien on all of the Company’s pre- and post-petition property, subject only to certain unavoidable prior liens and to a “carve out” for specified professional fees and superpriority administrative expense claims. The Company’s obligations under the DIP Facility are guaranteed by most of its domestic subsidiaries.
     The DIP Facility will terminate on the earliest to occur of (i) March 31, 2008, (ii) the consummation of the Amended Plan (the “Consummation Date”), and (iii) the termination or expiration of Borrower’s exclusive right to propose and solicit acceptances to a chapter 11 plan pursuant to Section 1121 of the Bankruptcy Code. The rate of interest on the borrowings under the DIP Revolving Credit is, at the Company’s option, either the reference rate (higher of the prime rate or federal funds rate plus .50%) plus a margin of 1.00% or a Eurodollar rate plus a margin of 2.00%. Commitment fees of 0.50% per annum are payable on the unused portion of the revolving credit facility. The rate of interest on the borrowings under the DIP Term Loan is, at the Company’s option, either the reference rate plus a margin of 3.25% or a Eurodollar rate plus a margin of 4.25% per annum. A fee of 2.00% per annum is paid on outstanding letters of credit. On September 21, 2007 there was $242,000 outstanding on the DIP Term Loan and $24,707 letters of credit issued and no borrowings on the DIP Revolving Credit.
     The DIP Facility contains restrictive covenants that include minimum monthly liquidity requirements, financial reporting requirements, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, asset sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; and changing our fiscal year; all subject to certain exceptions.
     The Company paid fees in the amount of $3,700 for the DIP Facility, and the DIP Term Loan was subject to original issue discount of 1.5%.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Exit Credit Facility
          Upon the Consummation Date the DIP Facility provides for conversion into the Exit Credit Facility arranged by Morgan Stanley Senior Funding, Inc. with Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, Wells Fargo Foothill, LLC, as Revolving Credit Agent and the CIT Group/Business Credit, Inc., as Revolving Syndication Agent and certain other lenders party thereto (collectively, the “Exit Lenders”), providing up to $292,000 consisting of the $50,000 Exit Revolving Credit with a $40,000 sublimit for letters of credit and the $242,000 Exit Term Loan. The Exit Revolving Credit terminates on the earlier of (i) five years from closing and (ii) 30 days prior to the maturity of the first to mature of the New Second Lien Notes or the New Senior Subordinated Notes (the “Revolving Credit Maturity Date”). The Exit Term Loan maturity date (the “Term Loan Maturity Date”) is the earlier of (i) six years from closing and (ii) the Revolving Credit Maturity Date.
     The Exit Credit Facility is available to the Company on the Consummation Date and upon meeting the conditions precedent which include (i) a confirmation order entered in accordance with the Bankruptcy Code, (ii) minimum cash EBITDA, as defined in the agreement, of $70,000, (iii) minimum liquidity of $100,000 after giving pro forma effect to the consummation of the Amended Plan, (iv) receipt of cash capital infusion of at least $233,000 in exchange for common equity of Borrower pursuant to the Investment Agreement of which no more than $140,000 will be used to pay claims to holders of the Senior Subordinated Notes and existing common stock under the Amended Plan.
     The Exit Term Loan is payable in quarterly installments of $605 beginning on June 30, 2008 with a final installment of the balance at the Term Loan Maturity Date. The rate of interest on the borrowings under the Exit Revolving Credit is, at the Company’s option, either the reference rate (higher of the prime rate or federal funds rate plus 0.50%) plus a margin of 1.25% or a Eurodollar rate plus a margin of 2.25%. Commitment fees of 0.50% per annum are payable on the unused portion of the revolving credit facility. The rate of interest on the borrowings under the Exit Term Loan is, at the Company’s option, either the reference rate plus a margin of 4.00% or a Eurodollar rate plus a margin of 5.00% per annum. A fee of 2.25% per annum is paid on outstanding letters of credit. The proceeds from the term loan and revolving credit will be used to refinance the amounts outstanding under the Company’s DIP Facility and to provide additional working capital.
     The Exit Credit Facility is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Company’s obligations under the Credit Facility are guaranteed by most of its domestic subsidiaries. The Exit Credit Facility contains restrictive covenants that include minimum quarterly senior secured leverage ratio and minimum monthly liquidity requirements, financial reporting requirements that will require we provide audited financial statements to the lenders within 180 days of year end for 2007 and 90 days after year end for each subsequent calendar year, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; investments; mergers, consolidations, asset sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; and changing our fiscal year; all subject to certain exceptions. Under the terms of the Exit Credit Facility, the Company may sell assets and enter into sales and leaseback transactions, subject to a pro-forma cash EBITDA threshold condition, and reinvest the proceeds within 330 days of sale. The Company may also enter into up to $100,000 aggregate amount of purchase money finance and capital lease transactions.
     The Company will pay additional fees related to the Exit Facility in the amount of $2,600.
     If the Harbinger-led plan is not consummated and the restructuring contemplated by the Original Plan is completed, the Exit Credit Facility will instead provide for (i) conditions precedent to effectiveness of minimum cash EBITDA of $62,500, and receipt of $90,000 from the issuance of Rights Offering Senior Subordinated Notes, (ii) a rate of interest on the Exit Revolving Credit based on a reference rate plus a margin of 1.00% or a Eurodollar rate plus a margin of 2.00%, (iii) a rate of interest on the Exit Term Loan based on a reference rate plus a margin of 3.25% or a Eurodollar rate plus a margin of 4.25%, (iv) a minimum quarterly cash EBITDA covenant to be tested only if liquidity is less than $50,000 and (v) a less restrictive senior secured leverage ratio covenant. No additional fees will be paid.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Harry Schwartz Settlement
     The Company is party to an Employment Agreement and Covenant Not to Compete, and a Consulting Agreement, each dated as of October 26, 1979, with Harry Schwartz, a former consultant to a predecessor of the Company (as amended, collectively, the “Schwartz Agreements”), which provided for certain payments to Mr. Schwartz during his lifetime, and to his estate for ten years after his death, based on revenues generated by designated fitness clubs operated by the Company. In connection with the Chapter 11 Cases, the Company and Mr. Schwartz negotiated a settlement pursuant to which the Company will pay the sum of $4,500 in cash to Schwartz and Schwartz will release the Company from any and all claims, including claims under the Schwartz Agreements and dismissal of related litigation that is pending in the Supreme Court of the State of New York. The Company will record an expense of $2,500 in the third quarter related to this liability.
Note 12 Condensed Consolidating Financial Statements
     Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture governing the Senior Notes issued in July 2003. The Senior Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including substantially all domestic subsidiaries of the Parent. Non-Guarantor subsidiaries include Canadian operations and real estate finance entities.
     As defined in the indenture governing the Senior Notes, guarantor subsidiaries include:
     Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Connecticut Coast, Inc.; Bally Total Fitness of Connecticut Valley, Inc.; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Bally Total Fitness of Upstate New York, Inc.; Bally Total Fitness of Colorado, Inc.; Bally Total Fitness of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Bally Total Fitness of California, Inc.; Bally Total Fitness of the Mid-Atlantic, Inc.; Bally Total Fitness of Greater New York, Inc.; Jack La Lanne Holding Corp.; Bally Sports Clubs, Inc.; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Bally Total Fitness of Philadelphia, Inc.; Bally Total Fitness of Rhode Island, Inc.; Bally Total Fitness of the Midwest, Inc.; Bally Total Fitness of Minnesota, Inc.; Tidelands Holiday Health Clubs, Inc. and; U.S. Health, Inc.
     The following tables present the condensed consolidating balance sheets at March 31, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three months ended March 31, 2007 and 2006, and the condensed consolidating statements of cash flows for the three months ended March 31, 2007 and 2006. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions. The Company has reclassified amounts from the statement of operations to discontinued operations and amounts from the balance sheet to assets and liabilities held for sale for all periods presented to reflect the sale of its Canadian operations. For purposes of these reclassifications the deferred revenue attributable to the Canadian operations has been measured based on specific identification. In prior periods the deferred revenue reported for the Canadian operations was based on an allocation methodology.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$67,471	$4,402	$—	$71,873
Other current assets	—	41,169	696	—	41,865
Current assets of discontinued operations held for sale	—	—	1,106	—	1,106

Total current assets	—	108,640	6,204	—	114,844

Property and equipment, net	—	235,065	7,785	—	242,850
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	—	—	6,507
Intangible assets, net	—	378	—	—	378

Investment in and advances to subsidiaries	(617,113)	221,315	—	395,798	—
Other assets	23,137	16,930	2,985	—	43,052
Non-current assets of discontinued operations held for sale	—	—	4,501	—	4,501

	$(587,469)	$602,062	$21,475	$395,798	$431,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$48,745	$244	$—	$48,989
Income taxes payable	—	1,073	146	—	1,219
Accrued liabilities	24,497	78,479	8,843	—	111,819
Current maturities of long-term debt	799,032	539	1,918	—	801,489
Deferred revenues	—	273,645	—	—	273,645
Current liabilities of discontinued operations held for sale	—	—	5,664	—	5,664

Total current liabilities	823,529	402,481	16,815	—	1,242,825

Long-term debt, less current maturities	3,742	5,299	2,360	—	11,401
Net affiliate payable	—	457,774	64,810	(522,584)	—
Other liabilities	—	131,261	5,742	—	137,003
Deferred revenues	—	442,669	—	—	442,669
Non-current liabilities of discontinued operations held for sale	—	—	12,708	—	12,708
Stockholders’ deficit	(1,414,740)	(837,422)	(80,960)	918,382	(1,414,740)

	$(587,469)	$602,062	$21,475	$395,798	$431,866

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$31,911	$2,888	$—	$34,799
Other current assets	—	39,646	770	—	40,416
Current assets of discontinued operations held for sale	—	—	1,118	—	1,118

Total current assets	—	71,557	4,776	—	76,333
Property and equipment, net	—	234,689	9,363	—	244,052
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	—	—	6,507
Intangible assets, net	—	413	—	—	413
Investment in and advances to subsidiaries	(662,464)	221,315	—	441,149	—
Other assets	27,898	14,540	2,926	—	45,364
Non-current assets of discontinued operations held for sale	—	—	4,368	—	4,368

	$(628,059)	$562,248	$21,433	$441,149	$396,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$48,963	$234	$—	$49,197
Income taxes payable	—	1,284	146	—	1,430
Accrued liabilities	21,957	77,759	15,719	—	115,435
Current maturities of long-term debt	511,205	658	2,050	—	513,913
Deferred revenues	—	274,399	—	—	274,399
Current liabilities of discontinued operations held for sale	—	—	5,424	—	5,424

Total current liabilities	533,162	403,063	23,573	—	959,798
Long-term debt, less current maturities	239,201	5,373	2,860	—	247,434
Net affiliate payable	—	426,151	61,911	(488,062)	—
Other liabilities	—	126,526	1,360	—	127,886
Deferred revenues	—	449,653	—	—	449,653
Non-current liabilities of discontinued operations held for sale	—	—	12,422	—	12,422
Stockholders’ deficit	(1,400,422)	(848,518)	(80,693)	929,211	(1,400,422)

	$(628,059)	$562,248	$21,433	$441,149	$396,771

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended March 31, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$218,794	$—	$—	$218,794
Retail products	—	9,711	—	—	9,711
Miscellaneous	—	4,910	—	—	4,910

	—	233,415	—	—	233,415

Operating costs and expenses:
Membership services	—	162,991	(522)	—	162,469
Retail products	—	8,747	—	—	8,747
Marketing and advertising	—	19,290	—	—	19,290
General and administrative	989	21,132	8	—	22,129
Gain on sales of land and buildings	—	(120)	(55)	—	(175)
Depreciation and amortization	—	10,541	214	—	10,755

	989	222,581	(355)	—	223,215

Operating income (loss)	(989)	10,834	355	—	10,200

Equity in income (loss) from continuing operations of subsidiaries	10,797	—	—	(10,797)	—
Interest expense	(25,243)	(409)	(718)	618	(25,752)
Other, net	552	339	236	(618)	509

	(13,894)	(70)	(482)	(10,797)	(25,243)

Income (loss) from continuing operations before income taxes	(14,883)	10,764	(127)	(10,797)	(15,043)
Income tax benefit	—	160	—	—	160

Income (loss) from continuing operations	(14,883)	10,924	(127)	(10,797)	(14,883)
Income (loss) from discontinued operations	(16)	172	(188)	16	(16)

Net income (loss)	$(14,899)	$11,096	$(315)	$(10,781)	$(14,899)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended March 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$230,531	$—	$—	$230,531
Retail products	—	11,343	—	—	11,343
Miscellaneous	—	4,471	—	—	4,471

	—	246,345	—	—	246,345

Operating costs and expenses:
Membership services	—	165,285	(609)	—	164,676
Retail products	—	10,710	—	—	10,710
Marketing and advertising	—	18,538	—	—	18,538
General and administrative	1,283	19,542	9	—	20,834
Depreciation and amortization	—	13,225	239	—	13,464

	1,283	227,300	(361)	—	228,222

Operating income (loss)	(1,283)	19,045	361	—	18,123
Equity in income (loss) from continuing operations of subsidiaries	18,114	—	—	(18,114)	—
Interest expense	(22,345)	(344)	(914)	633	(22,970)
Other, net	584	89	78	(633)	118

	(3,647)	(255)	(836)	(18,114)	(22,852)

Income (loss) from continuing operations before income taxes	(4,930)	18,790	(475)	(18,114)	(4,729)
Income tax provision	—	(201)	—	—	(201)

Income (loss) from continuing operations	(4,930)	18,589	(475)	(18,114)	(4,930)
Income from discontinued operations	37,600	37,503	97	(37,600)	37,600

Net income (loss)	$32,670	$56,092	$(378)	$(55,714)	$32,670

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended March 31, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,899)	$11,096	$(315)	$(10,781)	$(14,899)
Adjustments to reconcile to cash provided —

Depreciation and amortization, including amortization included in interest expense	4,796	10,590	215	—	15,601
Changes in operating assets and liabilities	2,540	4,399	(2,075)	—	4,864
Changes in net affiliate balances	—	30,856	2,899	(33,755)	—
Other, net	533	218	(39)	—	712
Cash provided by discontinued operations	—	—	1,247	—	1,247

Cash provided by (used in) operating activities	(7,030)	57,159	1,932	(44,536)	7,525

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(21,395)	—	—	(21,395)
Investment in and advances to subsidiaries	(44,536)	—	—	44,536	—
Cash used in discontinued operations	—	—	(129)	—	(129)

Cash used in investing activities	(44,536)	(21,395)	(129)	44,536	(21,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit agreement	52,500	—	—	—	52,500
Repayments of other long-term debt	(899)	(204)	(431)	—	(1,534)
Debt issuance and refinancing costs	(35)	—	—	—	(35)
Cash used in discontinued operations	—	—	(165)	—	(165)

Cash provided by (used in) financing activities	51,566	(204)	(596)	—	50,766

Increase in cash	—	35,560	1,207	—	36,767
Effect of exchange rate changes on cash balances	—	—	307	—	307
Cash, beginning of period	—	31,911	2,888	—	34,799

Cash, end of period	$—	$67,471	$4,402	$—	$71,873

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three months ended March 31, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,670	$54,564	$1,150	$(55,714)	$32,670
Adjustments to reconcile to cash provided —

Depreciation and amortization, including amortization included in interest expense	3,250	13,476	179	—	16,905
Changes in operating assets and liabilities	(112)	(4,406)	2,121	—	(2,397)
Changes in net affiliate balances	—	(63,693)	(1,245)	64,938	—
Other net	991	(38,469)	877	—	(36,601)

Cash provided by (used in) operating activities	36,799	(38,528)	3,082	9,224	10,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(11,543)	(86)	—	(11,629)
Proceeds from sale of discontinued operations		45,490	—	—	45,490
Proceeds from sale of property	—	1,926	—	—	1,926
Investment in and advances to subsidiaries	9,224	—	—	(9,224)	—

Cash provided by (used in) investing activities	9,224	35,873	(86)	(9,224)	35,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(40,000)	—	—	—	(40,000)
Net borrowings (repayments) of other long-term debt	(3,700)	204	(2,179)	—	(5,675)
Debt issuance and refinancing costs	(2,474)	—	—	—	(2,474)
Proceeds from stock purchase and options plans	151	—	—	—	151

Cash provided by (used in) financing activities	(46,023)	204	(2,179)	—	(47,998)

Increase (decrease) in cash	—	(2,451)	817	—	(1,634)
Effect of exchange rate changes on cash balances	—	—	164	—	164
Cash, beginning of period	—	16,238	1,216	—	17,454

Cash, end of period	$—	$13,787	$2,197	$—	$15,984

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the Company’s Consolidated Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Executive Summary of Business
       Bally is among the largest full-service commercial operators of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of March 31, 2007, we operated 374 fitness centers collectively serving approximately 3.5 million members. These 374 fitness centers occupied a total of 11.8 million square feet.
       Our fitness centers are concentrated in major metropolitan areas in 26 states and the District of Columbia, with 299 fitness centers located in the top 25 metropolitan areas in the United States. As of March 31, 2007, we operated fitness centers in over 45 major metropolitan areas representing 62% of the United States population. In 2006, approximately 69% of new joining members elected a membership plan allowing multiple club access, varying between market and nationwide access. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership. At March 31, 2007, 86% of our members had multiple club access memberships.
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
Financial Condition
     On July 31, 2007, the Company and substantially all of its domestic affiliates filed voluntary petitions for relief with the Bankruptcy Court, commencing the Chapter 11 Cases. The Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
     On August 21, 2007, the Bankruptcy Court approved, and on August 22, 2007, we entered into the DIP Facility with Morgan Stanley Senior Funding, Inc., acting as the DIP Agent for the DIP Lenders. The $292 million DIP Facility is comprised of a $50 million DIP Revolving Credit and a $242 million DIP Term Loan. We have granted security interests, liens, mortgages, and superpriority claims to the DIP Agent on behalf and for the benefit of the DIP Lenders. Our obligations under the DIP Facility are guaranteed by certain of our subsidiaries who are Debtors pursuant to a Guarantee and Collateral Agreement. We used borrowings under the DIP Facility to repay all outstanding indebtedness under the New Facility. Upon our emergence from bankruptcy, the DIP Lenders will provide an exit financing facility under the Amended Plan. Upon our emergence from bankruptcy, the DIP Lenders will provide an exit financing facility comprised of a $50 million revolver and a $242 million term loan. See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information regarding the DIP Facility and the Exit Credit Facility.
     We reported losses from continuing operations for the first quarter 2007 and for each of the years 2002 through 2005. These losses are expected to persist despite a modest profit from continuing operations in 2006 of $5.6 million. Further, we expect to continue to be affected by increased competition from well-financed competitors and our own limited ability to invest in capital improvements, including new fitness equipment, due to our constrained liquidity and overall financial condition. We expect the persisting increase in competition to continue to have an adverse effect on our business, liquidity, financial condition and results of operations. In addition, the constraints on our liquidity have limited our ability to invest our operating cash flow in improvements to our fitness centers and address the aging of our facilities, which may affect our ability to compete. Public perception of our declining liquidity, financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may result in additional decreases in cash membership revenues (particularly those associated with longer term membership contracts) and increases in member attrition. In addition, if liquidity problems persist, our suppliers could refuse to provide key products and services in the future. Continuing liquidity concerns could also negatively affect our relationship with employees by decreasing productivity and increasing turnover.
     Our reported consolidated assets increased from $396.8 million as of December 31, 2006 to $431.9 million as of March 31, 2007. This increase of $35.1 million was due primarily to an increase of $37.1 million in our cash balance.

     In accordance with SFAS 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite lives on an annual basis or whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
     Upon emergence from chapter 11 our assets and liabilities will be recorded at fair value using either fresh start accounting or purchase accounting methodology. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets included herein. In addition, our financial results after the application of fresh start or purchase accounting may be different from historical trends. Accordingly, the values at which assets are realized and the amounts at which liabilities are liquidated may differ from those recorded in the accompanying financial statements.
     Liquidity and Capital Resources
     The following table summarizes the Company’s liquidity (in millions):

	March 31,	December 31,
	2007	2006	Change
Cash and equivalents	$71.9	$34.8	$37.1
Unutilized revolving credit facility	0.1	25.8	(25.7)

Liquidity before delayed draw term loan	72.0	60.6	11.4
Undrawn delayed draw term loan	1.1	29.1	(28.0)

Total liquidity	$73.1	$89.7	$(16.6)

     The Company’s liquidity declined by $16.6 million during the first three months of 2007. The decline in liquidity was due primarily to the funding of capital expenditures for equipment in our clubs. On June 1, 2007 we received proceeds of approximately $19 million from the sale of substantially all of our health clubs in Canada. As of September 21, 2007 our liquidity was approximately $50 million.
     We maintain a substantial amount of debt, the terms of which require significant interest payments each year. On April 16, 2007 and July 15, 2007, we did not make interest payments of $14.8 million on our Senior Subordinated Notes and $12.3 million on our Senior Notes, respectively, resulting in defaults under the applicable indentures, and as a result of cross-default provisions, under the New Facility. On April 12, 2007, May 14, 2007 and July 16, 2007 we entered into forbearance agreements and amendments thereto related to the interest payments and other defaults with our lenders under the New Facility and the noteholders under the Indentures.
     On June 18, 2007 we announced our intention to restructure our obligations and recapitalize the business through a prepackaged chapter 11 plan of reorganization. The solicitation of votes for the prepackaged plan commenced on June 27, 2007 and was concluded on July 27, 2007 with the requisite votes in favor of the plan. On July 31, 2007, prior to expiration of the forbearance agreements with our lenders and noteholders, we filed voluntary petitions for relief commencing reorganization under chapter 11 of the Bankruptcy Code.
     On August 1, 2007, the Bankruptcy Court authorized our continued use of cash on hand and subsequent cash collections, giving us continued access to the liquidity needed to operate our business. On August 22, 2007, we entered into the DIP Facility, which provides up to $292 million of debtor-in-possession financing consisting of a $50 million DIP Revolving Credit and a $242 million DIP Term Loan. The DIP Facility refinanced the New Facility, and is available to provide working capital during the pendency of the Chapter 11 Cases.
     Upon emergence from bankruptcy and the implementation of the new capital structure contemplated in the Amended Plan (see Note 11 of Notes to Condensed Consolidated Financial Statements for more detail on the Amended Plan) we believe that our operating cash flows and funds available under the applicable Exit Credit Facility will be sufficient to meet our needs for working capital and other cash requirements for the next twelve months. We must have a minimum of $100 million of liquidity after giving effect to the Amended Plan as a condition to closing the Exit Credit Facility and emerging from bankruptcy.
     Our cash flows and liquidity may be negatively affected by various items, including declines in membership cash collections, changes in terms or other requirements by vendors, including our credit card payment processor; regulatory fines; penalties, settlements or adverse results in securities or other litigations; future consent payments to lenders or noteholders, if required; and unexpected capital requirements. We have been required to provide additional letters of credit, and cash deposits to support vendors, credit card payment processing, and insurance programs, which have reduced our available liquidity. These items may continue to affect us after emergence from bankruptcy.

     In addition, the Exit Credit Facility and the indentures to which the Company will be party when it emerges from chapter 11 (the “New Indentures”) contain covenants that include, among other things, certain financial tests and timely financial reporting requirements, as well as restrictions on incurring, making or entering into additional indebtedness, liens, certain types of payments (including common stock dividends and redemptions and payments on existing indebtedness), capital expenditures, investments, assets sales, and sale leaseback transactions. There can be no assurance that we will be able to comply with these covenants. For example, our Exit Credit Facility will require that we provide audited financial statements to the lenders within 180 days of year end for 2007 and 90 days after year end for each subsequent calendar year. Moreover, under the New Indentures, we will be required to complete our 2007 audit by June 30, 2008 or an event of default will occur thereunder. If our 2007 audit is not completed by April 15, 2008, the interest rate on our New Senior Secured Lien Notes will increase until the audit is completed. If we are unable to complete our financial reports on a timely basis and cannot obtain the requisite consents from our noteholders and lenders, a default or an event of default may occur under the Exit Credit Facility or our New Indentures, in which case the lenders under the Exit Credit Facility, the trustee under the applicable indenture or the requisite holders of Notes could accelerate the related obligations and exercise any other available rights and remedies. In such event, we could be unable to satisfy those obligations.
Interest Expense
     Interest expense for the three months ended March 31, 2007 increased $2.8 million to $25.8 million as compared to the prior year period, due to increased amortization of deferred financing costs and increases in general interest rate levels and higher average outstanding debt. Amortization of deferred financing costs was approximately $4.8 million in the three months ended March 31, 2007, a $1.4 million increase over the 2006 period.
     Of our total debt outstanding of $812.9 million at March 31, 2007, approximately 57% bears interest at floating rates. This includes the effect of interest rate swap agreements, which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise. Correspondingly, should rates decrease, we would benefit from the lower rates.
Cash Flows
     The following table summarizes the Company’s cash flows for the three months ended March 31, 2007 and 2006 (in millions):

	Three months ended
	March 31,		Change from
	2007	2006	Previous Period
Cash provided by operating activities	$7.5	$10.6	$(3.1)
Cash provided by (used in) investing activities	(21.5)	35.8	(57.3)
Cash provided by (used in) financing activities	50.8	(48.0)	98.8

Increase (decrease) in cash	$36.8	$(1.6)	$38.4

Operating Activities
     Net cash provided by operating activities of $7.5 million in the first three months of 2007 represented a decrease of $3.1 million from the 2006 period. Cash received from memberships decreased $12.8 million in the current year period compared to the prior year period.
Investing Activities and Capital Expenditures
     Net cash used in investing activities totaled $21.5 million in the first three months of 2007 compared to cash provided of $35.8 million in 2006. The 2006 period benefited from proceeds of $47.4 million from the sale of assets (including $45 million from the sale of Crunch Fitness) offset by capital expenditures of $11.6 million.
     Financing Activities
     Net cash provided by financing activities totaled $50.8 million in the first three months of 2007 compared to cash used of $48.0 million in the 2006 period. During the quarter the Company borrowed $28 million on its delayed draw term loan and $24.5 million on its revolving credit facility. In the 2006 period, the Company applied $30 million of proceeds from the sale of Crunch Fitness as a mandatory debt repayment and reduced borrowings under its revolving credit.

Dividend and Other Commitments
     We have remaining authorization from prior Board of Director resolutions to repurchase up to 820,400 shares of our common stock on the open market from time to time. The terms of our New Facility and other debt instruments generally do not allow us to repurchase common stock or pay dividends without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future. We have not paid any cash dividends on our common stock and do not anticipate any in the future.
Debt
     Forbearance Agreements
     On April 2, 2007, we failed to comply with certain financial reporting covenants under the New Facility. On April 12, 2007, we entered into the Lender Forbearance Agreement with the lenders under the New Facility. Under this agreement the lenders agreed to forbear from exercising any remedies under the New Facility as a result of certain defaults arising from, among other things, our inability to meet financial reporting covenants including delivery of audited financial statements for the fiscal year ended December 31, 2006, and the cross default arising from the non-payment of interest due April 16, 2007 on the Senior Subordinated Notes. The Forbearance Agreement contained restrictions during its term on additional indebtedness, liens, investments, asset sales and sale/leasebacks. Furthermore, the agreement required that we enter into forbearance agreements with respect to defaults under our public indentures with the holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes.
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
     Extension of Forbearance Agreements
     On July 16, 2007, the Company entered into the Senior Notes Forbearance Extension with holders of the Company’s Senior Notes. Pursuant to the Senior Notes Forbearance Extension, holders of the Senior Notes agreed to forbear from exercising any remedies under the Senior Notes (or their underlying indenture) until July 31, 2007, in accordance with the terms of the Senior Notes Forbearance Agreement. The Company did not make the interest payment due on July 15, 2007 under the Senior Notes.
     On July 16, 2007, the Company entered into the Senior Subordinated Notes Forbearance Extension with holders of the Company’s Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes Forbearance Extension, holders of the Senior Subordinated Notes agreed to forbear from exercising any remedies under the Senior Subordinated Notes (or their underlying indenture) until July 31, 2007, in accordance with the terms of the Senior Subordinated Notes Forbearance Agreement.
     On July 16, 2007, the Company entered into the Lender Forbearance Extension. Pursuant to the Lender Forbearance Extension, the Agent and the Lenders agreed to forbear from exercising any remedies under the Credit Agreement as a result of certain defaults until July 31, 2007, in accordance with the terms of the Lender Forbearance Agreement.
     The Company did not pay a consent fee to the Agent, Syndication Agent or Lenders under the Credit Agreement, or to holders of the Senior Notes or the Senior Subordinated Notes, in connection with any of the Forbearance Extensions. The Company filed the Chapter 11 Cases prior to expiration of the Forbearance Extensions on July 31, 2007. As a result, an event of default occurred under each of the New Facility, Senior Notes Indenture and Senior Subordinated Notes Indenture and the Company’s indebtedness therefore was immediately accelerated and, as such, classified as current maturities of long-term debt on its condensed consolidated balance sheet.
     At July 31, 2007, we had $23.5 million in outstanding borrowings and $20.1 million in letters of credit issued under the revolving credit facility. The term loan balance under the new facility was $205.9 million and there was $33.0 million borrowed on the delayed-draw term loan facility.

DIP Financing
       On August 21, 2007 the Bankruptcy Court approved, and on August 22, 2007, Bally entered into the DIP Facility with Morgan Stanley Senior Funding, Inc., as the DIP Agent for the DIP Lenders. The $292 million DIP Facility is comprised of a $50 million DIP Revolving Credit with a $40 million sublimit for letters of credit and a $242 million DIP Term Loan. The rate of interest on the borrowings under the DIP Revolving Credit is, at the Company’s option, either the reference rate (higher of the prime rate or federal funds rate plus .50%) plus a margin of 1.00% or a Eurodollar rate plus a margin of 2.00%. Commitment fees of 0.50% per annum are payable on the unused portion of the revolving credit facility. The rate of interest on the borrowings under the DIP Term Loan is, at the Company’s option, either the reference rate plus a margin of 3.25% or a Eurodollar rate plus a margin of 4.25% per annum. A fee of 2.00% per annum is paid on outstanding letters of credit. The DIP Facility grants the DIP Lenders a first perfected lien on all of the Company’s pre- and post-petition property, subject only to certain unavoidable prior liens and to a “carve out” for specified professional fees and superpriority administrative expense claims. The Company’s obligations under the DIP Facility are guaranteed by most of its domestic subsidiaries.
       The proceeds of the DIP Facility were used to repay amounts borrowed under the pre-petition New Facility and to pay fees and expenses associated with the DIP Facility.
       As of September 21, 2007, there was $242 million outstanding under the DIP Term Loan, no borrowings under the DIP Revolving Credit and $24.7 million letters of credit were issued. The amount available under the DIP Revolving Credit is reduced by letters of credit issued.
       The Company paid fees in the amount of $3.7 million for the DIP Facility and the term loan was subject to original issue discount of 1.5%.
       Upon our emergence from bankruptcy, the DIP Lenders will convert the DIP Facility into the Exit Credit Facility providing up to $292 million, consisting of up to a five-year, $50 million Exit Revolving Credit, with a $40 million sublimit for letters of credit and a $242 million Exit Term Loan which matures six years from closing or such earlier date pursuant to the terms of the Exit Credit Facility. The interest rate margins on the Exit Credit Facility will be no more than 0.25% and 0.75% higher on the Exit Revolving Credit and the Exit Term Loan, respectively than under the DIP Facility. Certain other terms, including financial covenants, will differ from the DIP Facility. The Exit Credit Facility will be secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Company’s obligations under the Exit Credit Facility will be guaranteed by most of its domestic subsidiaries. The Company will pay additional fees related to the Exit Credit Facility in the amount of $2,600.
       See Note 11 of Notes to Condensed Consolidated Financial Statements for more detailed information regarding the DIP Facility and the Exit Credit Facility.
     Other Secured Debt
     As of March 31, and April 15, 2007, we were not in compliance with the financial reporting covenants under two mortgage agreements and certain capital lease obligations. Upon filing our Form 10-K for 2006 on June 29, 2007, we cured the related violations. As a result of our Chapter 11 Cases on July 31, 2007, events of default have occurred under mortgages and capital leases in the amount of $9,271. Upon consummation of the Amended Plan of Reorganization, these will be paid in accordance with their terms.
Off-Balance Sheet Arrangements
     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on the Company’s financial condition or results of operations. Pursuant to the sale of Crunch Fitness, the Company remained liable on certain leases and/or lease guarantees. See Note 9 of Notes to Condensed Consolidated Financial Statements, Guarantees.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with GAAP and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period to period. Our significant accounting policies are summarized in Note 2 in the Notes to Consolidated Financial Statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates.
     The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Results of Operations
     The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Three		Three
	Months		Months
	Ended		Ended		Change from
	March 31,	% of Net	March 31,	% of Net	Previous Period
	2007	revenues	2006	revenues	Dollars	%
REVENUE
Membership	$192,817	83%	$202,702	82%	$(9,885)	(5)%
Personal training	25,977	11%	27,829	11%	(1,852)	(7)%

Membership services revenue	218,794	94%	230,531	93%	(11,737)	(5)%
Retail products	9,711	4%	11,343	5%	(1,632)	(14)%
Miscellaneous	4,910	2%	4,471	2%	439	10%

Net revenues	233,415	100%	246,345	100%	(12,930)	(5)%

OPERATING COSTS AND EXPENSES
Membership services	162,469	70%	164,676	67%	(2,207)	(1)%
Retail products	8,747	3%	10,710	4%	(1,963)	(18)%
Marketing and advertising	19,290	8%	18,538	8%	752	4%
General and administrative	22,129	10%	20,834	8%	1,295	6%
Gain on sales of land and buildings	(175)	—	—	—	(175)	NM
Depreciation and amortization	10,755	5%	13,464	6%	(2,709)	(20)%

Total operating costs and expenses	223,215	96%	228,222	93%	(5,007)	(2)%

Operating income	10,200	4%	18,123	7%	(7,923)	(44)%
Interest expense	(25,752)	(11)%	(22,970)	(9)%	(2,782)	12%
Other income, net	509	—	118	—	391	NM

Loss from continuing operations before income taxes	(15,043)	(7)%	(4,729)	(2)%	(10,314)	NM
Income tax benefit (provision)	160	—	(201)	—	361	NM

Loss from continuing operations	$(14,883)	(7)%	$(4,930)	(2)%	$(9,953)	NM

NM – Not meaningful

     Key Operating Data
Membership rollforward and statistics (in thousands, except dollars and fitness center data):

	Three months ended March 31,
	2007	2006	change	% change
Members at beginning of period	3,422	3,467	(45)	(1)%
Number of new members joining during the period	282	317	(35)	(11)%
Number of net member drops during the period	(251)	(252)	1	—

Members at end of period	3,453	3,532	(79)	(2)%

Average number of members during the period (1)	3,438	3,500	(62)	(2)%
Total membership cash collections	$181,770	$194,528	$(12,758)	(7)%
Average monthly cash received per member (2)	$17.63	$18.53	$(0.90)	(5)%
Fitness centers open at end of period	374	384	(10)	(3)%

(1)	The average number of members for the period is derived by dividing the sum of the total members outstanding at the beginning and end of the quarter by two.

(2)	Average monthly cash received per member represents cash collections of membership revenue for the period divided by the number of months in the period, divided by the average number of members for the period.
     Revenues and expenses
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

Membership services revenue comprised 94% and 93% of our revenue for the three months ended March 31, 2007 and 2006, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

Currently, the majority of our members choose to purchase their membership under our multi-year value plan by paying a membership fee down payment to their financed members contract and by making monthly membership fee payments throughout the obligatory contract term of their membership. After the obligatory contract term, our members enter the non-obligatory renewal period of membership and make monthly payments (“renewal payments”) to maintain membership privileges. Under sales methods in effect prior to the BYOM program implementation beginning in late 2004, renewal payments were substantially discounted from those required in the obligatory period. As BYOM members enter renewal, we anticipate that these renewal payments will likely carry a smaller discount from the obligatory period monthly payment level in most markets. Members in our first BYOM markets began entering their renewal stage in late 2006. Our initial experience with these renewals indicates monthly renewal payments at levels higher than we have historically experienced, but lower than the initial obligatory term monthly rate. Beginning in the fourth quarter of 2006, we again began to offer more significantly discounted renewals on our multi-club access memberships in many markets.

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

Membership services revenue for our multi-year value plan financed members expected to enter renewal is deferred as collected. Our historical experience has resulted in a determination that approximately 37% of originated monthly payments from our members is subject to deferral, to be recognized over the related estimated membership term. As a result, we defer all collections received from members expected to enter renewal, and recognize as membership services revenue these amounts based on five amortization pools with amortization periods of 39 months to 255 months (39 months to 252 months in 2006). These represent average membership terms of our members in the five amortization pools expected to enter renewal and maintain membership for periods of between 37 months and 360 months. Memberships whose initial contract terms have been prepaid in their entirety are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the obligatory period is amortized over the length of the contract (generally 36 months). Our historical experience has resulted in a determination that approximately 61% of such memberships originated in 2006 is subject to deferral, to be recognized over the related estimated membership term using the same five amortization pools as described for monthly collections of multi-year value plan financed contracts. These average membership terms are based on estimates that change over time as we evaluate our membership term experience.

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

2)	We generate revenue from the sales of products at our in-fitness center retail stores, including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented 4% and 5% of total revenue in the first quarter of 2007 and 2006, respectively.

3)	The balance of our revenue (2% for the first quarter of 2007 and 2006) primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
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
     A majority of our cash collected for membership revenues is deferred and recognized on a straight-line basis over the longer of the contractual term or the estimated membership term. The majority of members commit to a membership contract term of between 12 and 36 months. The majority of these contracts are for 36 months and include a member’s right to renew the membership at a discount compared to the payments made during the initial membership term. As of March 31, 2007 and 2006, the weighted average membership life for members that commit to a membership term of between 12 and 36 months was 35 months and 38 months, respectively. Members with these terms that finance their initial membership fee had a weighted average membership life of 34 months and 36 months, respectively at March 31, 2007 and 2006, while those members that pay their membership fee in full at point of sale had a weighted average membership life of 49 months and 57 months at March 31, 2007 and 2006, respectively. Our estimates of membership life were up to 360 months during 2006 and 2005, although the vast majority of our membership revenues are recognized over six years or less.
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
     Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Membership life for month-to-month members is currently estimated at between 2 and 68 months, with an average of 16 months, as of March 31, 2007, and were estimated between 4 and 41 months, with an average of 15 months, as of March 31, 2006. Management believes that month-to-month memberships have become more appealing to those consumers who are willing to pay more, and do not want to be locked into a long-term obligation.
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
     The timing of recognition of cash received for memberships and the level of deferred revenue recognized is a consequence of the membership type and the amount of discount offered in the renewal term. Our multi-year value plan financed memberships with open-ended renewal periods that have carried significant discounts to initial term membership payment levels have resulted in the greatest level of deferred revenue. At March 31, 2007 and December 31, 2006, the combination of down payments and deferred monthly collections of our financed obligatory memberships and deferred prepayments of membership fees on our paid-in-full obligatory memberships made up 76% and 77%, respectively, of our total deferred revenue balance. This results from the requirement to defer higher initial term payments over periods up to 360 months for those members whose membership term is greater than the initial obligatory term. Our alternative membership programs result in a much lower level of deferred revenue than these membership plans. Nonobligatory membership programs include our month-to-month memberships, which allow a member to make a membership fee payment, generally between $99 and $149, and then make monthly dues payments for the membership term on a nonobligatory basis. We also offer add-on memberships to our multi-year value plan financed membership contracts, which allow added members to maintain membership on a nonobligatory basis by making monthly payments for the add-on membership term with no additional down payment requirements. At March 31, 2007 and December 31, 2006, approximately 1% of our total deferred revenue balance related to the deferral of month-to-month membership fees. Our closed ended nonrenewable memberships primarily result from our paid-in-full membership option. Nonrenewable members prepay their membership for contract periods of 12 to 36 months, and then are required to purchase a new membership after the expiration of the contract membership term to maintain membership. The initial prepayment of these memberships is deferred and recognized on a straight-line basis for the duration of the closed contract period. Unlike our traditional renewable memberships, no deferred revenue or recognition is required past the contract term as we have no further obligations to the members following expiration of the contract term. At March 31, 2007 and December 31, 2006, deferred revenue related to these nonrenewable contracts amounted to approximately 4% and 3%, respectively, of our deferred revenue.
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

     Several factors affect our current estimates of average membership term and are expected to continue to affect our estimates into future periods. Historical attrition trends have reflected shorter estimated membership terms than in prior periods as a result of several factors described herein. Capital constraints associated with our liquidity position have resulted in reduced capital expenditures in our fitness centers, affecting the membership experience. Further, increased competition in key markets has resulted in a higher number of alternatives for our members than in prior periods, leading to shorter terms of membership. The late 2004 start of the phased implementation of the BYOM membership program resulted in an increase in contracted renewal dues on our multi-year value plan financed memberships to levels approximating the monthly initial term payment. This change is expected to have a notable negative impact on the percentage of multi-year value plan financed members renewing since the prior significantly discounted renewal dues influenced member retention in renewal periods. We are monitoring the level of renewal of these BYOM members in order to determine our business response.
     Importantly, our response to membership term changes brought about by increased renewal monthly payment rates may include concessions to contracted renewal rates in an effort to maintain membership levels. Also influencing our expectations of future membership term of our multi-year value plan financed memberships is the change in mix of memberships sold in recent periods to more nonobligatory and closed-ended nonrenewable membership options. The growth in these alternative payment memberships results in reduced estimated membership of our multi-year value plan financed memberships, as it is expected that those members having higher credit scores may be attracted to these alternatives, resulting in a higher proportion of lower credit score members purchasing our multi-year value plan financed membership. Significant in our year-end 2006 evaluation of future membership attrition was our consideration of forecasting results of expected future cash revenue. This critical evaluation by our new senior management included estimates of future membership cash flows that directly result from estimates of membership retention. Using a more conservative approach to this forecasting, cash revenue trends were greatly reduced in our forecast as of December 31, 2006, resulting in a need to consider the impact of this estimate on our membership term estimate. This evaluation led us to conclude at year-end 2006 that our prior estimates of membership attrition should be changed to reflect higher levels of early attrition coinciding with our projected future operating cash flows. As a result, based on the influence of these factors on our ongoing historical membership term experience, we reduced our deferred revenue balance to reflect these shorter membership term expectations at December 31, 2006. These factors continued to impact our evaluation of deferred revenue as we completed our March 31, 2007 evaluation. This evaluation conducted as part of our quarterly close process did not result in significant modification from the year-end 2006 estimates.
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
     The estimate of our deferred revenue is sensitive to the changes in membership term estimates. A 1% increase in annual attrition of our traditional committed multi-year renewable members would result in a decrease in deferred revenue of approximately $35 million as of March 31, 2007. Variability in future estimated membership term results from changes in the collection pattern of multi-year value plan financed memberships, actual retention of such members through renewal term, and membership mix changes resulting in lower deferred revenue requirements. Membership term changes are influenced by changes in our business, including increases in competition for health clubs services, lack of funding of remodeling and needed capital improvements, changes in consumer tastes and the market for health club services, and changes in the prices we charge in renewal periods to maintain membership.
Comparison of the Three Months Ended March 31, 2007 and 2006
     Total revenue for the three months ended March 31, 2007 was $233.4 million compared to $246.3 million in 2006, a decrease of $12.9 million (5%). The decrease in total revenue resulted from the following:
•	Membership revenue decreased from $202.7 million in the prior year quarter to $192.8 million in the quarter ended March 31, 2007 representing a decrease of $9.9 million (5%).

•	Amortization of previously deferred cash collections, included in the above decrease in membership revenue, declined by $10.4 million (13%) to $67.2 million in the current year period. Amortization of deferred revenue in our long-term deferred revenue pools has declined due to the increase in the mix of nonobligatory membership programs, including add-on memberships added to multi-year value plan membership programs, month-to-month membership contracts, the continued increase in our paid-in-full nonrenewable membership programs, and the year-end 2006 adjustments which reduced beginning deferred revenue in the quarter to adjust for changes in estimated membership term. During the quarter ended March 31, 2007, we increased revenue recognized by $1.9 million and decreased deferred revenue to adjust to our current estimate of membership term. In the prior year quarter, revenue recognized was increased by $8.5 million and deferred revenue decreased to adjust for this estimate resulting in a decrease in recognition related to our estimate of term length of $6.6 million in the current quarter. We expect that amortization of our long-term pools will continue to decline as a result of this membership mix change. Declines in the recognition through amortization of amounts deferred from our traditional obligatory membership programs are expected to be offset in part by increases in recognition of cash collected for nonobligatory memberships, month-to-month memberships, and paid-in-full nonrenewable memberships.

•	Total membership cash collections in the quarter ended March 31, 2007 were $181.8 million versus $194.5 million in the prior year quarter, a $12.7 million (7%) decrease. Gross collections of monthly membership fees and dues declined from $175.7 million in the prior year to $161.3 million in the first quarter 2007, a $14.4 million (8%) decrease. Total deferrals of gross collections of monthly membership fees and dues declined from the prior year period by $18.9 million, resulting in an increase in monthly membership fee payments and dues recognized of $6.1 million. Prepayments of membership fees originated increased by $1.6 million to $16.0 million during the quarter, but were offset by declines in down payments on value plan contracts of $1.6 million, to $8.9 million in the current year quarter. Accelerations of membership fee collections included in the above change in gross collections of membership fees were $3.3 million in the current year quarter, versus $3.8 million in the prior year period.

•	Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under add-on programs. In the quarter ended March 31, 2007, new member signups were approximately 70% value plan, 17% paid-in-full and 13% month-to-month. In the year earlier period, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. Membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of our historical attrition patterns, whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups has had a disproportionate impact on membership cash collections in first quarter 2007 as compared to the 2006 period and will continue to have a negative impact.

•	Personal training revenue decreased to $26.0 million in the first quarter, 2007 from $27.8 million in 2006, a decrease of $1.8 million (7%), reflecting the decline in new membership sales from the prior year.

•	Retail products revenue decreased to $9.7 million in the first quarter, 2007 from $11.3 million in 2006, a decrease of $1.6 million (14%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient but lower sales model integrated with the front desk operation, and reduced workout traffic in the clubs.

•	Miscellaneous revenue increased to $4.9 million (10%) in the first quarter, 2007 from $4.5 million in 2006.
     Operating costs and expenses for the three months ended March 31, 2007 were $223.2 million compared to $228.2 million during 2006, a decrease of $5.0 million (2%). This decrease resulted from the following:
•	Membership services expenses for the three months ended March 31, 2007 decreased $2.2 million (1%) from 2006, reflecting reductions in personnel costs as a result of our cost reduction initiatives and utility costs, offset by increases in occupancy costs (primarily rent) and repair and maintenance costs.

•	Retail products expenses, which include labor costs, for the three months ended March 31, 2007 decreased $2.0 million (18%) from 2006, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of our front desk retail model integration.

•	Marketing and advertising expenses for the three months ended March 31, 2007 increased $0.8 million (4%) from 2006, primarily from increases in media spending and television production costs.

•	General and administrative expenses for the three months ended March 31, 2007 increased $1.3 million (6%) from 2006. Increases in personnel costs were offset slightly by a reduction in professional fees.

•	Depreciation expense for the three months ended March 31, 2007 decreased $2.7 million (20%) from 2006, reflecting fewer depreciable assets resulting from fixed asset write-offs and impairment charges in 2006.
     Operating income for the three months ended March 31, 2007 decreased $7.9 million to $10.2 million as compared to the prior year period. This decrease is primarily due to the revenue decrease, partially offset by decreases in expenses for membership services, retail, and depreciation.
     Interest expense for the three months ended March 31, 2007 increased $2.8 million to $25.8 million as compared to the prior year, due to increased amortization of deferred financing costs and increases in general interest rate levels, and higher weighted average debt outstanding during the period. Amortization of deferred financing costs was approximately $4.8 million for the three months ended March 31, 2007, a $1.4 million increase over the 2006 period.
Discontinued Operations
     Gain or loss from discontinued operations for the three months ended March 31, 2007 was zero compared to a loss from discontinued operations of $0.8 million for the 2006 period. In addition, a gain of $38.4 million was recorded in the 2006 period reflecting the sale of our “Crunch Fitness” brand on January 26, 2006.
Recently Issued Accounting Standards
     In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets or Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not yet determined the effect, if any, the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.
Other Matters
NYSE Delisting
     On May 2, 2007, the NYSE permanently suspended trading of the our common stock and delisted the common stock in accordance with Section 12 of the Exchange Act and the rule promulgated thereunder as of June 8, 2007. Since May 2, 2007, our common stock has been quoted on the Pink Sheets Electronic Quotation Service.
Management Changes
     On August 15, 2007, we terminated the Interim Executive Services Agreement dated April 12, 2006 between the Company and Tatum, LLC (“Tatum”) pursuant to which Ronald G. Eidell served as our Senior Vice President and Chief Financial Officer, and the Interim Executive Services Agreement dated December 11, 2006 between the Company and Tatum pursuant to which Michael Goldberg served as Vice President, Corporate Controller. The terminations were principally the result of the our inability to negotiate the retention of Tatum and Messrs. Eidell and Goldberg on terms satisfactory to the U.S. Trustee in the Company’s bankruptcy case.
     On August 15, 2007, our Board of Directors appointed William G. Fanelli to serve as Senior Vice President, Finance and Corporate Development and principal financial officer, effective August 16, 2007.
Item 3. Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit facility and term loan balance under its New Facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the three months ended March 31, 2007, a 100 basis point change in rates would have changed interest expense by approximately $0.6 million for the three month period.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (11.35% at March 31, 2007). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $0.5 million for the three month period.
Foreign Exchange Risk
     The Company had operations in Canada (substantially all of which were sold June 1, 2007), which were denominated in local currency. Accordingly, the Company was exposed to the risk of currency exchange rate fluctuations, which were accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar had an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company. In addition, exchange rate fluctuation had an impact on the U.S. dollar value realized from the settlement of intercompany transactions. Effective June 1, 2007, the Company’s foreign exchange risk has been significantly reduced.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on June 29, 2007.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow timely decisions regarding required disclosure.

     Our management, under the supervision and with the participation of our PEO and PFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2007. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses in internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2006, our management, including our PEO and PFO, determined the Company’s disclosure controls and procedures were not effective as of March 31, 2007 or the filing date of this Form 10-Q. In light of the material weaknesses, we have implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting (ICFR)
     No changes in the period ended March 31, 2007; see Item 9A-Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the Company’s controls and procedures.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
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
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004, and adding the Company’s former outside audit firm, Ernst & Young LLP as an additional defendant. On July 12, 2006, the Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety, without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006. Defendants filed motions to dismiss the amended complaint on September 28, 2006. On February 20, 2007 the Court issued a Memorandum Opinion and Order dismissing claims against all defendants with prejudice. Plaintiffs filed a Notice of Appeal on March 23, 2007. On April 18, 2007, the Court granted Plaintiffs’ unopposed Motion to Suspend Briefing, suspending briefing pending a ruling by the United States Supreme Court regarding the Seventh Circuit’s standard for pleading scienter in Makor Issues & Rights v. Tellabs and directing the parties to file position statements within 14 days of the issuance of the Supreme Court’s decision. The Supreme Court’s decision was issued on June 21, 2007. The parties filed position statements with the United States Court of Appeals for the Seventh Circuit on July 5, 2007. On July 13, 2007, the Court suspended the briefing schedule and ordered that a settlement conference be held August 10, 2007. On August 6, 2007, following commencement of the Chapter 11 Cases, the Court entered an order staying the appeal and vacated the settlement conference. It is not yet possible to determine the ultimate outcome of this action.

Stockholder Derivative Lawsuit in Illinois Federal Court
     On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiff had adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. On March 27, 2007, the Court entered an order indicating its intention to convert the Company’s motion to a motion for summary judgment and requiring the Company to file a new motion and brief, which the Company did on April 13, 2007. On June 18, 2007, the Company and plaintiff reached an agreement in principle to resolve the action. On July 6, 2007, the Court granted Defendant’s Motion for Summary Judgment. On July 25, 2007, the parties executed a settlement agreement wherein plaintiff agreed not to pursue an appeal and which terminated the litigation.
Individual Securities Action in Illinois
     On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiff’s complaint alleged violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendants’ motions to dismiss on statute of limitations issues. On September 29, 2006, the Court granted defendants’ motion to dismiss plaintiffs’ Section 18 claim as untimely, denied the motion as to Sections 10(b) and 20(a), dismissed Ernst & Young, LLP as a defendant and granted plaintiff leave to amend his complaint. An amended complaint was filed on November 3, 2006. The Company filed a motion to dismiss the amended complaint on January 5, 2007. On April 2, 2007, the Court granted the Company’s motion and dismissed the case with prejudice. Plaintiff did not file a timely Notice of Appeal of this dismissal, but instead filed a new action in the Circuit Court of Cook County, Illinois, Case No. 07 L 4280, asserting only claims for common law fraud and under the Illinois Consumer Fraud and Deceptive Practices Act. A Notice of Pendency of Cases under Chapter 11 of the Federal Bankruptcy Code and of Automatic Stay was filed on August 2, 2007. The Company has not yet answered or otherwise responded to the complaint, given that the action was stayed prior to the deadline for the Company’s answer or responsive pleading. It is not yet possible to determine the ultimate outcome of this action.
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
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10 million limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006. On April 26, 2007, the Court denied Defendant’s motion. On June 8, 2007, plaintiff filed a motion for summary judgment, which motion remains pending. On June 11, 2007, the Company filed its answer and counterclaims to Great American’s complaint for rescission, as well as a third-party complaint against RLI Insurance Company and the other excess insurance providers. Third party responses and answers were filed by the insurance carriers on or about July 26, 2007. A Notice of Pendency of Cases under Chapter 11 of the Federal Bankruptcy Code and of Automatic Stay was filed on August 2, 2007. It is not yet possible to determine the ultimate outcome of the insurance litigation.
Other
     On July 31, 2007, the Company and substantially all of its domestic affiliates filed voluntary petitions for relief with the Bankruptcy Court, commencing the Chapter 11 Cases. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
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
Item 1A. Risk Factors
     This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, the factors discussed in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations may affect our future results. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and investors may lose part or all of their investment. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our business or the extent to which any factor, or combination of factors, may impact our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
     The Company does not have a share repurchase program and does not intend to repurchase shares of common stock, which would generally be prohibited by the terms of the New Facility and the indentures governing the Senior Notes and the Senior Subordinated Notes.

Item 3. Defaults Upon Senior Securities
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
     On April 12, 2007, the Company entered into the Lender Forbearance Agreement with the lenders under the New Facility. Under this agreement the lenders agreed to forbear from exercising any remedies under the New Facility as a result of defaults arising from the Company’s failure to deliver audited financial statements for the fiscal year ended December 31, 2006, a certificate of KPMG LLC or other independent public accountant of national reputation certifying that such accountants have not obtained knowledge of any event or act which would constitute a default or event of default with respect to financial covenant and certain computations (the “Accountant’s Certificate”) and updated financial projections through December 2010 due to the lenders by April 2, 2007; and cross defaults arising from defaults under the indentures governing its Senior Subordinated Notes and Senior Notes due to the Company’s inability to timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, the failure to make a scheduled interest payment due April 16, 2007 on the Senior Subordinated Notes. The Lender Forbearance Agreement contained restrictions during its term on additional indebtedness, liens, investments, asset sales and sale/leasebacks. However, the Lender Forbearance Agreement permitted the Company to sell its Canadian assets and retain the net proceeds. The Lender Forbearance Agreement required the Company to deliver its audited financial statements within three days of receipt, to provide a restructuring plan by June 28, 2007, to provide additional monthly reporting and waives the requirement for the Accountant’s Certificate. Furthermore, the Lender Forbearance Agreement required that the Company enter into forbearance agreements with respect to defaults under its public indentures with the holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes. The Company paid fees of $587 related to the Lender Forbearance Agreement.
     On May 14, 2007, the Company entered into the Senior Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of the Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived defaults arising from the Company’s failure to (i) timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, (ii) make a scheduled interest payment on the Senior Subordinated Notes due April 16, 2007, (iii) provide the required notices of default to the trustee, and (iv) potential failure to satisfy conditions regarding the execution of sale and leaseback transactions, and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. The Company paid fees in the amount of $279 to holders of the Senior Notes that executed the Senior Note Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.
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
     On May 22, 2007, the Company entered into the Senior Notes Supplemental Indenture. On May 22, 2007 the Company also entered into the Senior Subordinated Notes Supplemental Indenture. The Supplemental Indentures were entered into in connection with the successful completion of the Company’s solicitation of consents from holders of the Senior Notes and Senior Subordinated Notes.
     On July 16, 2007, the Company did not make the $12.3 million interest payment due on the Senior Notes. On the same day, the Company entered into the Senior Notes Forbearance Extension with holders of the Company’s Senior Notes. Pursuant to the Senior Notes Forbearance Extension, holders of the Senior Notes agreed to forbear from exercising any remedies under the Senior Notes (or their underlying indenture) until July 31, 2007, in accordance with the terms of the Senior Notes Forbearance Agreement.
     On July 16, 2007, the Company entered into the Senior Subordinated Notes Forbearance Extension to the Senior Subordinated Notes Forbearance Agreement with holders of the Company’s Senior Subordinated Notes. Pursuant to the Senior Subordinated Notes

Forbearance Extension, holders of the Senior Subordinated Notes agreed to forbear from exercising any remedies under the Senior Subordinated Notes (or their underlying indenture) until July 31, 2007, in accordance with the terms of the Senior Subordinated Notes Forbearance Agreement.
     On July 16, 2007, the Company entered into the Lender Forbearance Extension. Pursuant to the Lender Forbearance Extension, the lenders agreed to forbear from exercising any remedies under the New Facility as a result of certain defaults until July 31, 2007, in accordance with the terms of the Lender Forbearance Agreement.
     The Company did not pay a consent fee to the lenders under the New Facility, or to holders of the Senior Notes or the Senior Subordinated Notes, in connection with any of the Forbearance Extensions. The Company filed the Chapter 11 Cases prior to the expiration of the Forbearance Extensions, which resulted in an event of default under the New Facility and the Senior Subordinated Notes and Senior Notes indentures and acceleration of amounts outstanding thereunder.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits:

Exhibit
Number	Name of Exhibit

4.1	Senior Notes Supplemental Indenture, dated as of May 22, 2007, among Bally Total Fitness Holding Corporation, the Guarantors listed on Schedule A thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 29, 2007).

4.2	Senior Subordinated Notes Supplemental Indenture, dated as of May 22, 2007, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 29, 2007).

10.1	Form of Senior Notes Forbearance Agreement relating to the Company’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 17, 2007).

10.2	Form of Senior Subordinated Notes Forbearance Agreement relating to the Company’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated May 17, 2007).

10.3	Forbearance Agreement, dated April 5, 2007, under the Amended And Restated Credit Agreement dated as of October 16, 2006, among the Company, the lenders parties thereto (the ''Lenders”), JP Morgan Chase Bank, N.A., as agent for the Lenders and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 13, 2007).

10.4	Form of Restructuring Support Agreement, dated as of June 15, 2007, between the Company and the holders of its 10 1/2% Senior Notes due 2011 and 9 7/8% Senior Subordinated Notes due 2007 parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 18, 2007).

10.5	Form of Subscription and Backstop Purchase Agreement, dated June 27, 2007, between the Company and the holders of its 9 7/8% Senior Subordinated Notes due 2007 parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 27, 2007).

10.6	Form of Senior Notes Forbearance Extension relating to the Company’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated July 17, 2007).

10.7	Form of Senior Subordinated Notes Forbearance Extension relating to the Company’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated July 17, 2007).

10.8	Amendment No. 1 to Forbearance Agreement, dated as of July 16, 2007, by and between the Company, the Guarantors, the Lenders, JP Morgan Chase Bank, N.A., as agent for the Lenders and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated July 17, 2007).

Exhibit
Number	Name of Exhibit

+10.9	Management Services Agreement, dated as of May 4, 2007, among Bally Total Fitness Holding Corporation, Alpine Advisors LLC and Don R. Kornstein (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 10-K, file no. 001-13997, dated June 29, 2007).

+10.10	Form of Restructuring Bonus Agreement for Marc Bassewitz and John Wildman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 1, 2007).

+10.11	Form of Restructuring Bonus Agreement for Don R. Kornstein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, file no. 001-13997, dated June 1, 2007).

+10.12	Interim Management and Restructuring Services Agreement, dated as of June 5, 2007, between Bally Total Fitness Holding Corporation and AP Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated June 11, 2007).

+10.13	Confidential Settlement Agreement and Mutual General Release, dated June 13, 2007, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 18, 2007).

+10.14	Amendment to Employment Agreement, dated as of June 28, 2007, between the Company and John H. Wildman (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 10-K, file no. 001-13997, dated June 29, 2007).

*+10.15	Form of Amended Restructuring Bonus Agreement for Marc Bassewitz, William Fanelli and John Wildman.

*+10.16	Form of Amended Restructuring Bonus Agreement for Don R. Kornstein.

10.17	Superpriority Debtor-In-Possession Credit Agreement dated as of August 22, 2007 between the Company and Morgan Stanley Senior Funding, Inc., as Administrative Agent and as Collateral Agent; Wells Fargo Foothill, LLC, as Revolving Credit Agent; and The CIT Group/Business Credit, Inc., as Revolving Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 27, 2007).

10.18	Guaranty and Collateral Agreement dated as of August 22, 2007 between the Company and Morgan Stanley Senior Funding, Inc., as Administrative Agent and as Collateral Agent; Wells Fargo Foothill, LLC, as Revolving Credit Agent; and The CIT Group/Business Credit, Inc., as Revolving Syndication Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 27, 2007).

10.19	Restructuring Support Agreement dated as of August 17, 2007 between the Company and Liberation Investments, L.P. and Liberation Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 20, 2007).

10.20	Form of Restructuring Support Agreement between and among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund L.P.; certain holders of the Company’s Senior Notes; and certain holders of the Company’s Senior Subordinated Notes Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 16, 2007).

10.21	Investment Agreement dated as of August 15, 2007, by and among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 16, 2007).

* 31.1	Certification of Chief Restructuring Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 32.1	Certification of Chief Restructuring Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION Registrant
By:	/s/ William G. Fanelli
William G. Fanelli
Senior Vice President, Finance and Corporate Development (principal financial officer)

Dated: September 28, 2007