Form 10-Q
period 2007-06-30
BTF/CFI, INC; US HEALTH INC; TIDELANDS HOLIDAY HEALTH CLUBS INC; BALLY TOTAL FITNESS OF THE SOUTHEAST INC; BALLY TOTAL FITNESS OF UPSTATE NEW YORK INC; BALLY TOTAL FITNESS OF COLORADO INC; BALLY SPORTS CLUBS INC; HOLIDAY SOUTHEAST HOLDING CORP; BALLY TOTAL FITNESS OF TOLEDO INC; BALLY TOTAL FITNESS OF PHILADELPHIA INC
filed 2007-09-28
CIK 1265266, 1265284, 1265283, 1265262, 1265253, 1265263, 1265271, 1265261, 1265242, 1265267

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (check one):
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Report on Form 10-Q for the Period Ended June 30, 2007
TABLE OF CONTENTS

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
     The information and discussion in this Quarterly Report on Form 10-Q (the “Form 10-Q”), should be considered in the context of the following overall trends and factors:
•	The Company’s financial and liquidity positions have been deteriorating and are expected to continue to deteriorate. This situation reflects several factors discussed in this Form 10-Q.

•	The Company reported losses from continuing operations for the first six months of 2007 and for the years 2002 through 2005; income from continuing operations for 2006 was modest. Impairment charges in 2006 associated with goodwill and long-lived assets were $39.8 million and were $62.9 million in the three-year period 2004 through 2006. The primary drivers of these impairment charges are the declining projections of future operating cash flow.

•	The Company’s revenue recognition policies require the deferral of a majority of membership cash payments to be recognized in subsequent periods over the expected membership term of members. As a result, revenue recognition does not reflect current cash collection trends. Additionally, the level of our deferred revenue is highly sensitive to changes in estimated membership term. Negative attrition expectations result in downward adjustments of deferred revenue which are reflected in larger amounts of recognized revenue. The Company’s change in estimated term length effected in the fourth quarter of 2006 resulted in a reduction of deferred revenue of $71.0 million and increased reported revenue by the same amount. Through June 30, 2007, adjustments of estimated term length have resulted in reductions in deferred revenue and increased reported revenue by $6.6 million.

•	The Company’s total membership cash collections declined in the first six months of 2007 and in each quarter of 2006 when compared to the prior year levels. Total 2006 membership cash collections were $757.6 million, down $25.4 million from 2005 collections of $783.0 million. Approximately $10.9 million (43%) of the year-over-year decline in total membership cash collections occurred in the fourth quarter of 2006. Cash collections for the three and six months ended June 30, 2007 were $168.8 million and $350.6 million, respectively, down $18.0 million and $30.8 million, respectively, from the 2006 periods.

•	The Company’s primary markets have become more competitive, with competitors opening new fitness centers. At the same time, the Company’s ability to invest in its fitness centers has been constrained by its deteriorating financial and liquidity condition.
FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this Quarterly Report on Form 10-Q (the “Form 10-Q”), including, without limitation, statements relating to (i) our plans, strategies, objectives, expectations, intentions, and adequacy of resources, (ii) our expectation that our strategies will enable us to create economic value, and (iii) the anticipated future performance of our business are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “Act” or the “Exchange Act”).
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
     A number of factors could cause actual results to differ materially from those contained in any forward-looking statement. These factors include, among others:
•	the outcome of our Chapter 11 Cases and consummation of our Amended Plan under the current terms or at all;

•	the length of time it will take us to complete the restructuring contemplated by the Amended Plan;

•	the effect of any alternative proposals for competing plans of reorganization;

•	the success of our Amended Plan and the outcome of the restructuring in general;

•	the ability to maintain existing or obtain new sources of debt or equity financing, on acceptable terms or at all, to satisfy our cash needs and obligations;

•	the response of creditors, customers and suppliers, including financial intermediaries such as credit card payment processors, to the matters discussed herein, particularly as those matters relate to liquidity and the Amended Plan, and the presence of an explanatory paragraph in the audit report on our consolidated financial statements for the year ended December 31, 2006, indicating that substantial doubt exists as to our ability to continue as a going concern;

•	the effect of material weaknesses in internal control over financial reporting on our ability to prepare financial statements and file timely reports with the Securities and Exchange Commission (the “SEC”) or as required by our debt agreements;

•	the success of operating initiatives, advertising and promotional efforts to attract and retain members;

•	competition, including the ongoing effect of increased competition from well-financed competitors and our limited ability to invest in capital improvements due to our constrained liquidity and overall financial condition;

•	the acceptance of our product and service offerings;

•	changes in business strategy or plans;

•	the refusal of our suppliers to provide key products and services, or any requirement by suppliers that we change the terms and conditions associated with these products and services;

•	the outcome of SEC and Department of Justice investigations;

•	the existence of adverse publicity or litigation (including stockholder litigation and insurance rescission actions), the outcome thereof and the costs and expenses associated therewith;

•	the changes in, or the failure to comply with, government regulations;

•	the ability to attract, retain and motivate highly skilled employees, including a permanent Chief Executive Officer and Chief Financial Officer;

•	the business abilities and judgment of personnel;

•	general economic and business conditions; and

•	other factors described in this Form 10-Q, including the risk factors identified in Item 1A — Risk Factors, and prior filings of the Company with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	June 30	December 31
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$70,761	$34,799
Prepaid expenses	16,918	18,937
Other current assets	21,331	21,479
Current assets of discontinued operations held for sale	—	1,118

Total current assets	109,010	76,333

Property and equipment, less accumulated depreciation and amortization of $574,579 and $571,381	234,392	244,052
Goodwill, net	19,734	19,734
Trademarks, net of accumulated amortization of $528 and $528	6,507	6,507
Intangible assets, net of accumulated amortization of $9,595 and $9,527	345	413
Deferred financing costs, net of accumulated amortization of $38,940 and $28,661	21,085	27,922
Other assets	20,306	17,442
Non-current assets of discontinued operations held for sale	—	4,368

	$411,379	$396,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$46,714	$49,197
Income taxes payable	1,604	1,430
Accrued liabilities	121,305	115,435
Current maturities of long-term debt	800,782	513,913
Deferred revenues	261,586	274,399
Current liabilities of discontinued operations held for sale	—	5,424

Total current liabilities	1,231,991	959,798

Long-term debt, less current maturities	10,498	247,434
Deferred rent liability	83,569	83,215
Deferred income taxes	1,698	1,925
Other liabilities	50,904	42,746
Deferred revenues	430,284	449,653
Non-current liabilities of discontinued operations held for sale	—	12,422
Stockholders’ deficit	(1,397,565)	(1,400,422)

	$411,379	$396,771

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three months ended
	June 30
	2007	2006
Net revenues:
Membership services	$221,000	$230,727
Retail products	9,070	10,916
Miscellaneous	5,390	4,443

	235,460	246,086

Operating costs and expenses:
Membership services	155,182	162,787
Retail products	8,741	10,353
Marketing and advertising	13,249	16,007
General and administrative	33,700	20,675
Net gain on sale of land and building	(174)	(872)
Depreciation and amortization	10,734	12,908

	221,432	221,858

Operating income	14,028	24,228

Interest expense, net	(27,716)	(26,120)
Other, net	708	166

	(27,008)	(25,954)

Loss from continuing operations before income taxes	(12,980)	(1,726)
Income tax provision	(438)	(501)

Loss from continuing operations	(13,418)	(2,227)

Discontinued operations:
Income (loss) from discontinued operations	(19)	1,494
Gain on disposal	21,195	—

Gain from discontinued operations	21,176	1,494

Net income (loss)	$7,758	$(733)

Basic income (loss) per common share:
Loss from continuing operations	$(0.33)	$(0.06)
Income from discontinued operations	0.52	0.04

Net income (loss)	$0.19	$(0.02)

Diluted income (loss) per common share:
Loss from continuing operations	$(0.33)	$(0.06)
Income from discontinued operations	0.52	0.04

Net income (loss)	$0.19	$(0.02)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Six months ended
	June 30
	2007	2006
Net revenues:
Membership services	$439,794	$461,258
Retail products	18,781	22,259
Miscellaneous	10,300	8,914

	468,875	492,431

Operating costs and expenses:
Membership services	317,651	327,463
Retail products	17,488	21,063
Marketing and advertising	32,539	34,545
General and administrative	55,829	41,509
Net gain on sale of land and building	(349)	(872)
Depreciation and amortization	21,489	26,372

	444,647	450,080

Operating income	24,228	42,351

Interest expense, net	(53,468)	(49,090)
Other, net	1,217	284

	(52,251)	(48,806)

Loss from continuing operations before income taxes	(28,023)	(6,455)
Income tax provision	(278)	(702)

Loss from continuing operations	(28,301)	(7,157)

Discontinued operations:
Income (loss) from discontinued operations	(35)	719
Gain on disposal	21,195	38,375

Gain from discontinued operations	21,160	39,094

Net income (loss)	$(7,141)	$31,937

Basic income (loss) per common share:
Loss from continuing operations	$(0.69)	$(0.18)
Income from discontinued operations	0.52	1.00

Net income (loss)	$(0.17)	$0.82

Diluted income (loss) per common share:
Loss from continuing operations	$(0.69)	$(0.18)
Income from discontinued operations	0.52	1.00

Net income (loss)	$(0.17)	$0.82

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Stockholders’ Deficit and Comprehensive Income
(In thousands, except share data)
(Unaudited)

						Accumulated
	Common				Common	Other	Total
	Shares	Par	Contributed	Accumulated	Stock in	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Deficit	Treasury	Income (loss)	Deficit
				(In thousands, except share data)
Balance at December 31, 2006	41,286,512	$420	$691,631	$(2,072,051)	$(11,635)	$(8,787)	$(1,400,422)
Net loss	—	—	—	(7,141)	—	—	(7,141)
Cumulative translation adjustment	—	—	—	—	—	8,937	8,937

Total comprehensive income							1,796
Stock-based compensation	—	—	1,061	—	—	—	1,061
Forfeiture of restricted stock	(65,000)	—	—	—	—	—	—

Balance at June 30, 2007	41,221,512	$420	$692,692	$(2,079,192)	$(11,635)	$150	$(1,397,565)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,141)	$31,937
Gain on disposal and income (loss) from discontinued operations	(21,160)	(39,094)

Loss from continuing operations	(28,301)	(7,157)
Adjustments to reconcile to cash provided by operating activities—
Depreciation and amortization, including amortization included in interest expense	31,900	35,993
Changes in operating assets and liabilities	(8,535)	(21,095)
Deferred income taxes, net	172	179
Loss (gain) on sale of assets	228	(484)
Realized gain on sale/leaseback transaction	(349)	—
Stock-based compensation	1,061	1,798
Cash provided by discontinued operations	1,125	1,097

Cash provided by (used in) operating activities	(2,699)	10,331
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases, advances on and construction of property and equipment	(26,261)	(18,850)
Proceeds from sale of discontinued operations	19,042	45,490
Proceeds from sales of equipment	130	1,979
Cash provided by (used in) discontinued operations	(147)	1,289

Cash provided by (used in) investing activities	(7,236)	29,908
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit agreement	51,500	(36,811)
Repayments of other long-term debt	(2,536)	(6,117)
Debt issuance and refinancing costs	(3,505)	(3,751)
Proceeds from issuance of common stock under stock option plans	—	277
Proceeds from sale of common stock	—	5,600
Cash used in discontinued operations	(206)	(2,088)

Cash provided by (used in) financing activities	45,253	(42,890)

Increase (decrease) in cash	35,318	(2,651)
Effect of exchange rate changes on cash balance	644	353
Cash, beginning of period	34,799	17,454

Cash, end of period	$70,761	$15,156

SUPPLEMENTAL CASH FLOWS INFORMATION:
Changes in operating assets and liabilities:
(Increase) decrease in other current and other assets	$(741)	$5,487
Increase (decrease) in accounts payable	2,349	(8,630)
Increase in income taxes payable	71	254
Increase (decrease) in accrued liabilities	18,056	(643)
Increase in other liabilities	3,891	3,465
Decrease in deferred revenues	(32,161)	(21,028)

Change in operating assets and liabilities	$(8,535)	$(21,095)

Cash payments for interest and income taxes were as follows —
Interest paid	$26,354	$39,883
Interest capitalized	(108)	(367)
Income taxes paid, net	35	276
Investing and financing activities exclude the following non-cash transactions —
Reclassification of unearned compensation balance to contributed capital	$—	$5,534
Payments of consents with common stock	—	17,488
Stock issued to agent	—	98
Property disposal related to sales/leaseback transaction	8,973	—
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Note 1 Basis of Presentation and Going Concern
          The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 359 fitness centers at June 30, 2007 concentrated in 26 states. Additionally, as of June 30, 2007, 37 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on June 29, 2007.
          All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2007, its consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, its consolidated statement of stockholders’ deficit and comprehensive income for the six months ended June 30, 2007 and its consolidated statements of cash flows for the six months ended June 30, 2007 and 2006. For purposes of our December 31, 2006 condensed consolidating balance sheet provided in Note 12, the Company reclassified $4,114 of deferred revenue from the non-guarantor subsidiaries to the guarantor subsidiaries. This reclassification of deferred revenue is attributable to the Company’s Canadian operations. In prior periods the deferred revenue reported for the Canadian operations was based on an allocation methodology. In the current period, as a result of the sale of the Canadian operations, the deferred revenue balance has been measured based on specific identification.
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
     The solicitation of votes for the prepackaged chapter 11 plan commenced on June 27, 2007 and was concluded on July 27, 2007, with more than 99% of the holders of the Company’s 10-1/2% Senior Notes due 2011 (the “Senior Notes”) in aggregate principal amount and 78% of the holders of the Company’s 9-7/8% Senor Subordinated Notes due 2007 (the “Senior Subordinated Notes”) in

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
aggregate principal amount who actually voted, voting in favor of the plan. On July 31, 2007, the Company and substantially all of its domestic affiliates (collectively, the “Debtors”) filed voluntary petitions for relief commencing reorganization cases (the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Joint Prepackaged Plan of Reorganization dated June 27, 2007 (the “Original Plan”), which contemplated the restructuring arrangements reflected in the solicitation, and accompanying Disclosure Statement of same date, which, among other things, described the terms of the Original Plan.
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
Seasonal factors
          The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Fair value of financial instruments
          The Company determined by using quoted market prices that the fair value of the Senior Subordinated Notes was $294,750 and $276,930 at June 30, 2007 and December 31, 2006, respectively, and that the carrying value at June 30, 2007 was $298,995. The Company determined by using quoted market prices that the fair value of the Company’s Senior Notes was $249,100 and $229,907 at June 30, 2007 and December 31, 2006, respectively, and that the carrying value at June 30, 2007 was $235,177. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes and the Senior Notes is not necessarily indicative of the amount which could be realized in a current market exchange. The carrying values of accounts payable, income taxes payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.
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
     The assets and liabilities for the Canadian operations have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	June 30,	December 31,
	2007	2006
Prepaid expenses and other current assets	$—	$1,118
Property and equipment, net	—	3,745
Intangible assets, net	—	562
Other long-term assets	—	61

Total assets of discontinued operations held for sale	$—	$5,486

Deferred rent	$—	$4,956
Deferred revenue	—	12,890

Total liabilities of discontinued operations held for sale	$—	$17,846

     The financial results for Crunch Fitness and the Canadian operations, included in discontinued operations, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$5,556	$8,545	$13,890	$22,053

Income (loss) from discontinued operations before income taxes	(19)	1,494	(35)	725
Income tax provision	—	—	—	(6)

Income (loss) from discontinued operations	(19)	1,494	(35)	719
Gain on disposal of discontinued operations	21,195	—	21,195	38,375

Income from discontinued operations	$21,176	$1,494	$21,160	$39,094

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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company filed a motion to dismiss or stay the proceedings on October 12, 2006. On April 26, 2007, the Court denied Defendant’s motion. On June 8, 2007, plaintiff filed a motion for summary judgment, which motion remains pending. On June 11, 2007, the Company filed its answer and counterclaims to Great American’s complaint for rescission, as well as a third-party complaint against RLI Insurance Company and the other excess insurance providers . Third party responses and answers were filed by the insurance carriers on or about July 26, 2007. A Notice of Pendency of Cases under Chapter 11 of the Federal Bankruptcy Code and of Automatic Stay was filed on August 2, 2007. It is not yet possible to determine the ultimate outcome of the insurance litigation.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
          At June 30, 2007, pursuant to the New Facility, the Company had $23,500 in borrowings and $20,102 of letters of credit outstanding under its $44,000 revolving credit facility. At June 30, 2007, availability under the revolving credit facility was $398. The amount outstanding on the term loan under the New Facility was $205,900. At June 30, 2007, the amount outstanding under the $34,100 delayed-draw term loan was $33,000. At June 30, 2007, the average rate on borrowings under the revolving credit and term loan facility was 9.64%. As of April 2, 2007, the Company was not in compliance with the financial reporting requirements of the New Facility.
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
Liquidity
     The Company requires operating cash flows to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. Cash flows and liquidity may be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in litigation, future consent payments to lenders or bondholders if required and unexpected capital requirements. The Company’s liquidity (cash and unutilized revolving credit facility and delayed-draw term loan) declined by approximately $17,400 from $89,700 to $72,300 during the first six months of 2007. In spite of the positive impact on liquidity from the non-payment of interest in April on the Senior Subordinated Notes in the amount of $14,812 and the receipt of approximately $19,000 from the sale of health clubs in Canada the decline in liquidity was due to the funding of advances to vendors and capital expenditures for club equipment, lower membership cash collections, and professional and legal fee payments related to the Company’s reorganization and Chapter 11 Cases and the 2006 financial statement audit.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 5 Deferred Revenue
     Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at June 30, 2007 and 2006 and for the periods then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advance payments from financed members are included within this table as advance payments of periodic dues and membership fees. Total deferred revenue at December 31, 2006 and 2005, has been reduced by $12,890 and $10,430, respectively, from previously reported amounts due to the reclassification of balances related to discontinued operations.

	Six months ended June 30, 2007
	Balance at			Balance at
	December 31,	Cash	Revenue	June 30,
	2006	Additions	Recognized	2007
Deferral of receipts from financed members:
Initial contract term payments	$408,796	$81,185	$(110,416)	$379,565
Down payments	80,263	19,868	(22,203)	77,928
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	101,546	22,730	(19,578)	104,698
Advance payments of periodic dues and membership fees	117,654	53,942	(61,347)	110,249
Receipts collected and earned without deferral during period	—	172,833	(172,833)	—
Deferral of receipts for personal training services	15,793	57,054	(53,417)	19,430

	$724,052	$407,612	$(439,794)	$691,870

	Six months ended June 30, 2006
	Balance at			Balance at
	December 31,	Cash	Revenue	June 30,
	2005	Additions	Recognized	2006
Deferral of receipts from financed members:
Initial contract term payments	$515,159	$114,231	$(136,161)	$493,229
Down payments	97,510	24,972	(26,315)	96,167
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	106,712	17,360	(18,017)	106,055
Advance payments of periodic dues and membership fees	119,697	60,039	(59,140)	120,596
Receipts collected and earned without deferral during period	—	164,742	(164,742)	—
Deferral of receipts for personal training services	16,402	58,825	(56,883)	18,344

	$855,480	$440,169	$(461,258)	834,391

SAB 108 transitional deferred revenue adjustment				(5,709)

				$828,682

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding	40,731,449	40,190,279	40,724,892	38,944,691
Effect of outstanding stock options and warrants	—	—	—	—

Diluted weighted average number of shares outstanding	40,731,449	40,190,279	40,724,892	38,944,691

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	3,929,177	1,618,840	3,929,177	1,618,840
Range of exercise prices per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$2.30	$2.91	$2.30	$2.91
Note 7 Income Taxes
     At June 30, 2007, the Company had approximately $862,081 of federal net operating loss carryforwards and approximately $5,896 of Alternative Minimum Tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 and fully expire in 2026. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2005 and fully expire in 2026. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change. Depending upon how the pending restructuring is accomplished, certain federal and state tax loss and AMT credit carryforwards could be severely limited and may not be utilizable in full or at all by the Company.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007; the effect was not significant. As of January 1, 2007, the amount of unrecognized tax benefit is $1,331. Of this balance, $1,331 of tax positions, if recognized, would affect the effective tax rate. As of January 1, 2007, the Company believes that it is reasonably possible that it will have between a zero and $1,155 change in its unrecognized tax benefits in the next twelve months related to statute of limitations or income tax examinations closing in various state jurisdictions. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax provision. At the time of adoption, accrued interest amounted to $362. As of June 30, 2007, the total amount of accrued income tax related interest and penalties was $81.
Note 8 Share-based Payments
     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “ Share-Based Payment ” (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No. 123, “ Accounting for Stock-based Compensation ,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS No. 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
     The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the award. Total stock-based compensation expense for the three months ended June 30, 2007 and 2006 was $528 and $846, respectively, which is comprised of $164 and $490 related to stock options, $364 and $318 related to restricted shares and $0 and $38 related to estimated income tax obligations which are liability classified. Total stock-based compensation expense for the six months ended June 30, 2007 and 2006 was $1,026 and $1,936, respectively, which is comprised of $328 and $1,051 related to stock options, $733 and $748 related to restricted shares and $(35) and $137 related to estimated income tax obligations which are liability classified.
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
     On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock on the day prior to the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock on the date of grant. Options are granted at the discretion of the Compensation

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant and have 10-year terms. As of June 30, 2007, 163,167 shares remain available for issuance under the Inducement Plan.
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
     Stock Options
     A summary of stock-based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Number of Shares	Price	(Years)	Value
Outstanding at December 31, 2006	3,386,426	$13.34
Granted	—
Exercised	—
Forfeited	(69,496)	4.03
Canceled	(123,454)	11.71

Outstanding at June 30, 2007	3,193,476	13.50	5.0	$—

Exercisable at June 30, 2007	2,809,238	$14.60	4.6	$—

     Other information pertaining to option activity during the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average grant-date fair value of stock options granted	$—	$4.30	$—	$4.42
Total intrinsic value of stock options exercised	$—	$149	$—	$276
     There were no exercises of stock options during the six months ended June 30, 2007. At June 30, 2007, there was approximately $707 of total unrecognized compensation cost related to non-vested stock options. This cost will be recognized over a weighted average period of 1.26 years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the six months ended June 30, 2007.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Restricted Stock
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first six months of 2007.
     A summary of restricted stock activity for the six months ended June 30, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value
Outstanding at December 31, 2006	568,250	$6.90
Vested	(60,000)	7.01
Forfeited	(65,000)	6.75

Outstanding at June 30, 2007	443,250	6.91

     As of June 30, 2007, the total amount of unrecognized compensation expense related to non-vested restricted stock awards and estimated income tax obligations was approximately $2,103 and $22, respectively. Both amounts are expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.4 years. The total grant date fair value of shares vested during the six months ended June 30, 2007 and 2006 was $29 and $18, respectively.
Note 9 Guarantees
     In connection with the Company’s January 2006 sale of its “Crunch Fitness” business along with certain additional health clubs located in San Francisco, California, the Company and/or certain of its subsidiaries remain liable for the obligations on certain leases transferred to the purchaser in the amount of $77,881 as of June 30, 2007.
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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 11 Subsequent Events
Non-payment of Interest and Forbearance Agreement
     On April 16, 2007 and July 15, 2007, the Company did not make interest payments of $14,812 on its Senior Subordinated Notes and $12,338 on its Senior Notes, respectively, resulting in defaults under the applicable indentures, and as a result of cross-default provisions, under the New Facility. On April 12, 2007, May 14, 2007 and July 16, 2007 the Company entered into forbearance agreements and amendments thereto related to the interest payments and other defaults with lenders under the New Facility and the noteholders under the Indentures. The effect of these events is further described in Note 4 — Debt.
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
     The following tables present the condensed consolidating balance sheets at June 30, 2007 and December 31, 2006, the condensed consolidating statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidating statements of cash flows for the six months ended June 30, 2007 and 2006. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions. The Company has reclassified amounts from the statement of operations to discontinued operations and amounts from the balance sheet to assets and liabilities held for sale for all periods presented to reflect the sale of its Canadian operations. For purposes of these reclassifications the deferred revenue attributable to the Canadian operations has been measured based on specific identification. In prior periods the deferred revenue reported for the Canadian operations was based on an allocation methodology.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash	$—	$66,074	$4,687	$—	$70,761
Other current assets	—	37,525	724	—	38,249

Total current assets	—	103,599	5,411	—	109,010

Property and equipment, net	—	226,819	7,573	—	234,392
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	—	—	6,507
Intangible assets, net	—	345	—	—	345

Investment in and advances to subsidiaries	(585,248)	221,315	—	363,933	—
Other assets	21,088	17,368	2,935	—	41,391

	$(557,653)	$589,180	$15,919	$363,933	$411,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$—	$46,384	$330	$—	$46,714
Income taxes payable	—	1,604	—	—	1,604
Accrued liabilities	38,082	75,268	7,955	—	121,305
Current maturities of long-term debt	798,376	480	1,926	—	800,782
Deferred revenues	—	261,586	—	—	261,586

Total current liabilities	836,458	385,322	10,211	—	1,231,991

Long-term debt, less current maturities	3,454	5,185	1,859	—	10,498
Net affiliate payable	—	459,826	50,166	(509,992)	—
Other liabilities	—	130,797	5,374	—	136,171
Deferred revenues	—	430,284	—	—	430,284
Stockholders’ deficit	(1,397,565)	(822,234)	(51,691)	873,925	(1,397,565)

	$(557,653)	$589,180	$15,919	$363,933	$411,379

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

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended June 30, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$221,000	$—	$—	$221,000
Retail products	—	9,070	—	—	9,070
Miscellaneous	—	5,390	—	—	5,390

	—	235,460	—	—	235,460

Operating costs and expenses:
Membership services	—	155,596	(414)	—	155,182
Retail products	—	8,741	—	—	8,741
Marketing and advertising	—	13,249	—	—	13,249
General and administrative	1,669	32,031		—	33,700
Gain on sales of land and buildings	—	(119)	(55)	—	(174)
Depreciation and amortization	—	10,520	214	—	10,734

	1,669	220,018	(255)	—	221,432

Operating income (loss)	(1,669)	15,442	255	—	14,028

Equity in income from continuing operations of subsidiaries	14,984	—	—	(14,984)	—
Interest expense	(27,305)	(320)	(729)	638	(27,716)
Other, net	572	539	235	(638)	708

	(11,749)	219	(494)	(14,984)	(27,008)

Income (loss) from continuing operations before income taxes	(13,418)	15,661	(239)	(14,984)	(12,980)
Income tax provision	—	(438)	—	—	(438)

Income (loss) from continuing operations	(13,418)	15,223	(239)	(14,984)	(13,418)
Income from discontinued operations	21,176	558	20,618	(21,176)	21,176

Net income	$7,758	$15,781	$20,379	$(36,160)	$7,758

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$230,727	$—	$—	$230,727
Retail products	—	10,916	—	—	10,916
Miscellaneous	—	4,443	—	—	4,443

	—	246,086	—	—	246,086

Operating costs and expenses:
Membership services	—	163,080	(293)	—	162,787
Retail products	—	10,353	—	—	10,353
Marketing and advertising	—	16,007	—	—	16,007
General and administrative	1,706	18,965	4	—	20,675
Gain on sales of land and buildings	—	(872)	—	—	(872)
Depreciation and amortization	—	12,672	236	—	12,908

	1,706	220,205	(53)	—	221,858

Operating income (loss)	(1,706)	25,881	53	—	24,228

Equity in income (loss) from continuing operations of subsidiaries	24,404	—	—	(24,404)	—
Interest expense	(25,555)	(349)	(896)	680	(26,120)
Other, net	630	134	82	(680)	166

	(521)	(215)	(814)	(24,404)	(25,954)

Income (loss) from continuing operations before income taxes	(2,227)	25,666	(761)	(24,404)	(1,726)
Income tax provision	—	(501)	—	—	(501)

Income (loss) from continuing operations	(2,227)	25,165	(761)	(24,404)	(2,227)
Income (loss) from discontinued operations	1,494	1,829	(335)	(1,494)	1,494

Net income (loss)	$(733)	$26,994	$(1,096)	$(25,898)	$(733)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six months ended June 30, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$439,794	$—	$—	$439,794
Retail products	—	18,781	—	—	18,781
Miscellaneous	—	10,300	—	—	10,300

	—	468,875	—	—	468,875
Operating costs and expenses:
Membership services	—	318,587	(936)	—	317,651
Retail products	—	17,488	—	—	17,488
Marketing and advertising	—	32,539	—	—	32,539
General and administrative	2,658	53,164	7	—	55,829
Gain on sales of land and buildings	—	(239)	(110)	—	(349)
Depreciation and amortization	—	21,061	428	—	21,489

	2,658	442,600	(611)	—	444,647

Operating income (loss)	(2,658)	26,275	611	—	24,228
Equity in income (loss) from continuing operations of subsidiaries	25,781	—	—	(25,781)	—
Interest expense	(52,548)	(729)	(1,447)	1,256	(53,468)
Other, net	1,124	878	471	(1,256)	1,217

	(25,643)	149	(976)	(25,781)	(52,251)

Income (loss) from continuing operations before income taxes	(28,301)	26,424	(365)	(25,781)	(28,023)
Income tax provision	—	(278)	—	—	(278)

Income (loss) from continuing operations	(28,301)	26,146	(365)	(25,781)	(28,301)
Income from discontinued operations	21,160	730	20,430	(21,160)	21,160

Net income (loss)	$(7,141)	$26,876	$20,065	$(46,941)	$(7,141)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six months ended June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$461,258	$—	$—	$461,258
Retail products	—	22,259	—	—	22,259
Miscellaneous	—	8,914	—	—	8,914

	—	492,431	—	—	492,431

Operating costs and expenses:
Membership services	—	328,365	(902)	—	327,463
Retail products	—	21,063	—	—	21,063
Marketing and advertising	—	34,545	—	—	34,545
General and administrative	2,989	38,507	13	—	41,509
Gain on sales of land and buildings	—	(872)	—	—	(872)
Depreciation and amortization	—	25,897	475	—	26,372

	2,989	447,505	(414)	—	450,080

Operating income (loss)	(2,989)	44,926	414	—	42,351

Equity in income (loss) from continuing operations of subsidiaries	42,518	—	—	(42,518)	—
Interest expense	(47,900)	(693)	(1,810)	1,313	(49,090)
Other, net	1,214	223	160	(1,313)	284

	(4,168)	(470)	(1,650)	(42,518)	(48,806)

Income (loss) from continuing operations before income taxes	(7,157)	44,456	(1,236)	(42,518)	(6,455)
Income tax provision	—	(702)	—	—	(702)

Income (loss) from continuing operations	(7,157)	43,754	(1,236)	(42,518)	(7,157)
Income (loss) from discontinued operations	39,094	39,332	(238)	(39,094)	39,094

Net income (loss)	$31,937	$83,086	$(1,474)	$(81,612)	$31,937

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended June 30, 2007
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(7,141)	$26,284	$20,065	$(46,349)	$(7,141)
Adjustments to reconcile to cash provided —

Depreciation and amortization, including amortization included in interest expense	10,328	21,147	425	—	31,900
Changes in operating assets and liabilities	16,112	(19,386)	(5,261)	—	(8,535)
Changes in net affiliate balances	—	32,476	(11,745)	(20,731)	—
Other, net	1,061	161	(21,270)	—	(20,048)
Cash provided by discontinued operations	—	—	1,125	—	1,125

Cash provided by (used in) operating activities	20,360	60,682	(16,661)	(67,080)	(2,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(26,261)	—	—	(26,261)
Proceeds from sale of discontinued operations	—	—	19,042	—	19,042
Proceeds from sale of equipment	—	130	—	—	130
Investment in and advances to subsidiaries	(67,080)	—	—	67,080	—
Cash used in discontinued operations	—	—	(147)	—	(147)

Cash provided by (used in) investing activities	(67,080)	(26,131)	18,895	67,080	(7,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit agreement	51,500	—	—	—	51,500
Repayments of other long-term debt	(1,275)	(388)	(873)	—	(2,536)
Debt issuance and refinancing costs	(3,505)	—	—	—	(3,505)
Cash used in discontinued operations	—	—	(206)	—	(206)

Cash used in financing activities	46,720	(388)	(1,079)	—	45,253

Increase in cash	—	34,163	1,155	—	35,318
Effect of exchange rate changes on cash balances	—	—	644	—	644
Cash, beginning of period	—	31,911	2,888	—	34,799

Cash, end of period	$—	$66,074	$4,687	$—	$70,761

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,937	$80,213	$1,399	$(81,612)	$31,937
Adjustments to reconcile to cash provided —

Depreciation and amortization, including amortization included in interest expense	9,465	26,036	1,569	—	37,070
Changes in operating assets and liabilities	(660)	(18,127)	(336)	—	(19,123)
Changes in net affiliate balances	—	(80,509)	1,732	78,777	—
Other net	1,798	(41,410)	59	—	(39,553)

Cash provided by (used in) operating activities	42,540	(33,797)	4,423	(2,835)	10,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(18,699)	(190)	—	(18,889)
Proceeds from sale of discontinued operations	—	45,052	—	—	45,052
Proceeds from sale of discontinued operations in escrow	—	438	—	—	438
Proceeds from sale of property	—	3,307	—	—	3,307
Investment in and advances to subsidiaries	(2,835)	—	—	2,835	—

Cash provided by (used in) investing activities	(2,835)	30,098	(190)	2,835	29,908

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(36,811)	—	—	—	(36,811)
Repayments of other long-term debt	(5,020)	(169)	(3,016)	—	(8,205)
Debt issuance and refinancing costs	(3,751)	—	—	—	(3,751)
Proceeds from sale of common stock	5,600	—	—	—	5,600
Proceeds from stock purchase and options plans	277	—	—	—	277

Cash used in financing activities	(39,705)	(169)	(3,016)	—	(42,890)

Increase (decrease) in cash	—	(3,868)	1,217	—	(2,651)
Effect of exchange rate changes on cash balances	—	—	353	—	353
Cash, beginning of period	—	16,238	1,216	—	17,454

Cash, end of period	$—	$12,370	$2,786	$—	$15,156

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
Executive Summary of Business
          Bally is among the largest full-service commercial operators of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of June 30, 2007, we operated 359 fitness centers collectively serving approximately 3.4 million members. These 359 fitness centers occupied a total of 11.4 million square feet.
          Our fitness centers are concentrated in major metropolitan areas in 26 states and the District of Columbia, with 299 fitness centers located in the top 25 metropolitan areas in the United States. As of June 30, 2007, we operated fitness centers in over 45 major metropolitan areas representing 62% of the United States population. In 2006, approximately 69% of new joining members elected a membership plan allowing multiple club access, varying between market and nationwide access. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership. At June 30, 2007, 86% of our members had multiple club access memberships.
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
     We reported losses from continuing operations for the first six months of 2007 and for each of the years 2002 through 2005. These losses are expected to persist despite a modest profit from continuing operations in 2006 of $5.6 million. Further, we expect to continue to be affected by increased competition from well-financed competitors and our own limited ability to invest in capital improvements, including new fitness equipment, due to our constrained liquidity and overall financial condition. We expect the persisting increase in competition to continue to have an adverse effect on our business, liquidity, financial condition and results of operations. In addition, the constraints on our liquidity have limited our ability to invest our operating cash flow in improvements to our fitness centers and address the aging of our facilities, which may affect our ability to compete. Public perception of our declining liquidity, financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, may result in additional decreases in cash membership revenues (particularly those associated with longer term membership contracts) and increases in member attrition. In addition, if liquidity problems persist, our suppliers could refuse to provide key products and services in the future. Continuing liquidity concerns could also negatively affect our relationship with employees by decreasing productivity and increasing turnover.
     Our reported consolidated assets increased from $396.8 million as of December 31, 2006 to $411.4 million as of June 30, 2007. This increase of $14.6 million was due primarily to an increase of $36.0 million in our cash balance, partially offset by a $9.7 million decrease in property and equipment, a $6.8 million decrease in deferred financing costs and a $5.5 million decrease in assets held for sale resulting from the sale of substantially all of our Canadian operations.

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
     Liquidity and Capital Resources
     The following table summarizes the Company’s liquidity (in millions):

		December 31,
	June 30, 2007	2006	Change
Cash and equivalents	$70.8	$34.8	$36.0
Unutilized revolving credit facility	0.4	25.8	(25.4)

Liquidity before delayed draw term loan	71.2	60.6	10.6
Undrawn delayed draw term loan	1.1	29.1	(28.0)

Total liquidity	$72.3	$89.7	$(17.4)

     Our liquidity declined by $17.4 million during the first six months of 2007. In spite of the positive impact on liquidity from the non-payment of interest in April on the Senior Subordinated Notes in the amount of $14.8 million and the receipt of approximately $19.0 million from the sale of health clubs in Canada the decline in liquidity was due primarily to the funding of advances to vendors and capital expenditures for club equipment, lower membership cash collections and professional and legal fee payments related to our reorganization and Chapter 11 Cases and the 2006 financial statement audit. As of September 21, 2007 our liquidity was approximately $50 million.
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
Interest Expense
     Interest expense for the six months ended June 30, 2007 increased $4.4 million to $53.5 million as compared to the prior year period, due to increased amortization of deferred financing costs and increases in general interest rate levels and higher average outstanding debt. Amortization of deferred financing costs was approximately $10.5 million in the six months ended June 30, 2007, a $1.0 million increase over the 2006 period.
     Of our total debt outstanding of $811.3 million at June 30, 2007, approximately 57% bears interest at floating rates. This includes the effect of interest rate swap agreements, which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise. Correspondingly, should rates decrease, we would benefit from the lower rates.
Cash Flows
     The following table summarizes the Company’s cash flows for the six months ended June 30, 2007 and 2006 (in millions):

			Change from
	Six months ended June 30,		Previous
	2007	2006	Period
Cash provided by (used in) operating activities	$(2.7)	$10.3	$(13.0)
Cash provided by (used in) investing activities	(7.2)	29.9	(37.1)
Cash provided by (used in) financing activities	45.2	(42.9)	88.1

Increase (decrease) in cash	$35.3	$(2.7)	$38.0

   Operating Activities
     Net cash used in operating activities of $2.7 million in the first six months of 2007 represented a decrease of $13.0 million from the 2006 period. Non-payment of interest in April on the Senior Subordinated Notes in the amount of $14.8 million was offset by professional and legal fee payments related to our reorganization and Chapter 11 Cases and the 2006 financial statement audit. Cash received from memberships decreased $30.8 million in the current year period compared to the prior year period.
   Investing Activities and Capital Expenditures
     Net cash used in investing activities totaled $7.2 million in the first six months of 2007 compared to cash provided of $29.9 million in 2006. The 2006 period benefited from proceeds of $47.4 million from the sale of assets (including $45 million from the sale of Crunch Fitness) offset by capital expenditures of $11.6 million. The 2007 period benefited from proceeds of $19 million from the sale of our Canadian operations, offset by capital expenditures of $26.4 million.

     Financing Activities
     Net cash provided by financing activities totaled $45.2 million in the first six months of 2007 compared to cash used of $42.9 million in the 2006 period. During the quarter the Company borrowed $28 million on its delayed draw term loan and $24.5 million on its revolving credit. In the 2006 period, the Company applied $30 million of proceeds from the sale of Crunch Fitness as a mandatory debt repayment and reduced its revolving credit outstanding.
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
      Results of Operations
     The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Three		Three
	Months		Months
	Ended		Ended		Change from
	June 30,	% of Net	June 30,	% of Net	Previous Period
	2007	revenues	2006	revenues	Dollars	%
REVENUE
Membership	$193,560	82%	$201,673	82%	$(8,113)	(4)%
Personal training	27,440	12%	29,054	12%	(1,614)	(6)%

Membership services revenue	221,000	94%	230,727	94%	(9,727)	(4)%
Retail products	9,070	4%	10,916	4%	(1,846)	(17)%
Miscellaneous	5,390	2%	4,443	2%	947	21%

Net revenues	235,460	100%	246,086	100%	(10,626)	(4)%

OPERATING COSTS AND EXPENSES
Membership services	155,182	66%	162,787	66%	(7,605)	(5)%
Retail products	8,741	4%	10,353	4%	(1,612)	(16)%
Marketing and advertising	13,249	6%	16,007	7%	(2,758)	(17)%
General and administrative	33,700	14%	20,675	8%	13,025	63%
Gain on sales of land and buildings	(174)	—	(872)	—	698	NM
Depreciation and amortization	10,734	4%	12,908	5%	(2,174)	(17)%

Total operating costs and expenses	221,432	94%	221,858	90%	(426)	—

Operating income	14,028	6%	24,228	10%	(10,200)	(42)%
Interest expense	(27,716)	(12)%	(26,120)	(11)%	(1,596)	(6)%
Other income (expense), net	708	—	166	—	542	NM

Loss from continuing operations before income taxes	(12,980)	(6)%	(1,726)	(1)%	(11,254)	NM
Income tax provision	(438)	—	(501)	—	63	NM

Loss from continuing operations	$(13,418)	(6)%	$(2,227)	(1)%	$(11,191)	NM

NM – Not meaningful

	Six		Six
	Months		Months
	Ended		Ended		Change from
	June 30,	% of Net	June 30,	% of Net	Previous Period
	2007	revenues	2006	revenues	Dollars	%
REVENUE
Membership	$386,377	83%	$404,375	82%	$(17,998)	(4)%
Personal training	53,417	11%	56,883	12%	(3,466)	(6)%

Membership services revenue	439,794	94%	461,258	94%	(21,464)	(5)%
Retail products	18,781	4%	22,259	4%	(3,478)	(16)%
Miscellaneous	10,300	2%	8,914	2%	1,386	16%

Net revenues	468,875	100%	492,431	100%	(23,556)	(5)%

OPERATING COSTS AND EXPENSES
Membership services	317,651	68%	327,463	66%	(9,812)	(3)%
Retail products	17,488	4%	21,063	5%	(3,575)	(17)%
Marketing and advertising	32,539	7%	34,545	7%	(2,006)	(6)%
General and administrative	55,829	12%	41,509	8%	14,320	34%
Gain on sales of land and buildings	(349)	—	(872)	—	523	NM
Depreciation and amortization	21,489	4%	26,372	5%	(4,883)	(19)%

Total operating costs and expenses	444,647	95%	450,080	91%	(5,433)	(1)%

Operating income	24,228	5%	42,351	9%	(18,123)	(43)%
Interest expense	(53,468)	(11)%	(49,090)	(10)%	(4,378)	(9)%
Other income (expense), net	1,217	—	284	—	933	NM

Loss from continuing operations before income taxes	(28,023)	(6)%	(6,455)	(1)%	(21,568)	NM
Income tax provision	(278)	—	(702)	—	424	NM

Loss from continuing operations	$(28,301)	(6)%	$(7,157)	(1)%	$(21,144)	NM

     Key Operating Data
Membership rollforward and statistics (in thousands, except dollars and fitness center data):

	Three months ended June 30,
	2007	2006	change	% change
Members at beginning of period	3,453	3,532	(79)	(2)%
Number of new members joining during the period	211	251	(40)	(16)%
Number of net member drops during the period	(269)	(248)	(21)	(8)%

Members at end of period	3,395	3,535	(140)	(4)%

Average number of members during the period (1)	3,424	3,533	(109)	(3)%
Total membership cash collections	$168,786	$186,814	$(18,028)	(10)%
Average monthly cash received per member (2)	$16.43	$17.62	$(1.19)	(7)%
Fitness centers open at end of period	359	383	(24)	(6)%

	Six months ended June 30,
	2007	2006	change	% change
Members at beginning of period	3,422	3,467	(45)	(1)%
Number of new members joining during the period	492	568	(76)	(13)%
Number of net member drops during the period	(519)	(500)	(19)	(4)%

Members at end of period	3,395	3,535	(140)	(4)%

Average number of members during the period (1)	3,431	3,517	(86)	(2)%
Total membership cash collections	$350,556	$381,342	$(30,786)	(8)%
Average monthly cash received per member (2)	$17.03	$18.07	$(1.04)	(6)%
Fitness centers open at end of period	359	383	(24)	(6)%

(1)	The average number of members for the period is derived by dividing the sum of the total members outstanding at the beginning and end of the quarter by two.

(2)	Average monthly cash received per member represents cash collections of membership revenue for the period divided by the number of months in the period, divided by the average number of members for the period.
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

Membership services revenue comprised 94% of our revenue for the three and six months ended June 30, 2007 and 2006. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

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
Membership services revenue for our multi-year value plan financed members expected to enter renewal is deferred as collected. Our historical experience has resulted in a determination that approximately 37% of originated monthly payments from our members is subject to deferral, to be recognized over the related estimated membership term. As a result, we defer all collections received from members expected to enter renewal, and recognize as membership services revenue these amounts based on five amortization pools with amortization periods of 39 months to 254 months (39 months to 252 months in 2006). These represent average membership terms of our members in the five amortization pools expected to enter renewal and maintain membership for periods of between 37 months and 360 months. Memberships whose initial contract terms have been prepaid in their entirety are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the obligatory period is amortized over the length of the contract (generally 36 months). Our historical experience has resulted in a determination that approximately 59% of such memberships originated (61% in 2006) is subject to deferral, to be recognized over the related estimated membership term using the same five amortization pools as described for monthly collections of multi-year value plan financed contracts. These average membership terms are based on estimates that change over time as we evaluate our membership term experience.

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

2)	We generate revenue from the sales of products at our in-fitness center retail stores, including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented 4% of total revenue for the three and six months ended June 30, 2007 and 2006.

3)	The balance of our revenue (2% for the three and six months ended June 30, 2007 and 2006) primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.
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
     A majority of our cash collected for membership revenues is deferred and recognized on a straight-line basis over the longer of the contractual term or the estimated membership term. The majority of members commit to a membership contract term of between 12 and 36 months. The majority of these contracts are for 36 months and include a member’s right to renew the membership at a discount compared to the payments made during the initial membership term. As of June 30, 2007 and 2006, the weighted average membership life for members that commit to a membership term of between 12 and 36 months was 34 months and 38 months, respectively. Members with these terms that finance their initial membership fee had a weighted average membership life of 33 months and 36 months, respectively at June 30, 2007 and 2006, while those members that pay their membership fee in full at point of sale had a weighted average membership life of 48 months and 57 months at June 30, 2007 and 2006, respectively. Our estimates of membership life were up to 360 months during 2006 and 2005, although the vast majority of our membership revenues are recognized over six years or less.
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
     Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Membership life for month-to-month members is estimated at between 2 and 68 months, with an average of 15 months, as of June 30, 2007 and 2006. Management believes that month-to-month memberships have become more appealing to those consumers who are willing to pay more, and do not want to be locked into a long-term obligation.
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
     The timing of recognition of cash received for memberships and the level of deferred revenue recognized is a consequence of the membership type and the amount of discount offered in the renewal term. Our multi-year value plan financed memberships with open-ended renewal periods that have carried significant discounts to initial term membership payment levels have resulted in the greatest level of deferred revenue. At June 30, 2007 and December 31, 2006, the combination of down payments and deferred monthly collections of our financed obligatory memberships and deferred prepayments of membership fees on our paid-in-full obligatory memberships made up 76% and 77%, respectively, of our total deferred revenue balance. This results from the requirement to defer higher initial term payments over periods up to 360 months for those members whose membership term is greater than the initial obligatory term. Our alternative membership programs result in a much lower level of deferred revenue than these membership plans. Nonobligatory membership programs include our month-to-month memberships, which allow a member to make a membership fee payment, generally between $99 and $149, and then make monthly dues payments for the membership term on a nonobligatory basis. We also offer add-on memberships to our multi-year value plan financed membership contracts, which allow added members to maintain membership on a nonobligatory basis by making monthly payments for the add-on membership term with no additional down payment requirements. At June 30, 2007 and December 31, 2006, approximately 1% of our total deferred revenue balance related to the deferral of month-to-month membership fees. Our closed ended nonrenewable memberships primarily result from our paid-in-full membership option. Nonrenewable members prepay their membership for contract periods of 12 to 36 months, and then are required to purchase a new membership after the expiration of the contract membership term to maintain membership. The initial prepayment of these memberships is deferred and recognized on a straight-line basis for the duration of the closed contract period. Unlike our traditional renewable memberships, no deferred revenue or recognition is required past the contract term as we have no further obligations to the members following expiration of the contract term. At June 30, 2007 and December 31, 2006, deferred revenue related to these nonrenewable contracts amounted to approximately 4% and 3%, respectively, of our deferred revenue.
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
     Importantly, our response to membership term changes brought about by increased renewal monthly payment rates may include concessions to contracted renewal rates in an effort to maintain membership levels. Also influencing our expectations of future membership term of our multi-year value plan financed memberships is the change in mix of memberships sold in recent periods to more nonobligatory and closed-ended nonrenewable membership options. The growth in these alternative payment memberships results in reduced estimated membership of our multi-year value plan financed memberships, as it is expected that those members having higher credit scores may be attracted to these alternatives, resulting in a higher proportion of lower credit score members purchasing our multi-year value plan financed membership. Significant in our year-end 2006 evaluation of future membership attrition was our consideration of forecasting results of expected future cash revenue. This critical evaluation by our new senior management included estimates of future membership cash flows that directly result from estimates of membership retention. Using a more conservative approach to this forecasting, cash revenue trends were greatly reduced in our forecast as of December 31, 2006, resulting in a need to consider the impact of this estimate on our membership term estimate. This evaluation led us to conclude at year-end 2006 that our prior estimates of membership attrition should be changed to reflect higher levels of early attrition coinciding with our projected future operating cash flows. As a result, based on the influence of these factors on our ongoing historical membership term experience, we reduced our deferred revenue balance to reflect these shorter membership term expectations at December 31, 2006. These factors continued to impact our evaluation of deferred revenue as we completed our June 30, 2007, evaluation. This evaluation conducted as part of our quarterly close process did not result in significant modification from the year-end 2006 estimates.
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
     The estimate of our deferred revenue is sensitive to the changes in membership term estimates. A 1% increase in annual attrition of our traditional committed multi-year renewable members would result in a decrease in deferred revenue of approximately $37 million as of June 30, 2007. Variability in future estimated membership term results from changes in the collection pattern of multi-year value plan financed memberships, actual retention of such members through renewal term, and membership mix changes resulting in lower deferred revenue requirements. Membership term changes are influenced by changes in our business, including increases in competition for health clubs services, lack of funding of remodeling and needed capital improvements, changes in consumer tastes and the market for health club services, and changes in the prices we charge in renewal periods to maintain membership.
Comparison of the Three Months Ended June 30, 2007 and 2006
     Total revenue for the three months ended June 30, 2007 was $235.5 million compared to $246.1 million in 2006, a decrease of $10.6 million (4%). The decrease in total revenue resulted from the following:
•	Membership revenue decreased from $201.7 million in the prior year quarter to $193.6 million in the quarter ended June 30, 2007 representing a decrease of $8.1 million (4%).

•	Amortization of previously deferred cash collections, included in the above decrease in membership revenue, declined by $10.7 million (14%) to $64.0 million in the current year period. Amortization of deferred revenue in our long-term deferred revenue pools has declined due to the increase in the mix of nonobligatory membership programs, including add-on memberships added to multi-year value plan membership programs, month-to-month membership contracts, the continued increase in our paid-in-full nonrenewable membership programs, and the year-end 2006 adjustments which reduced beginning deferred revenue in 2007 to adjust for changes in estimated membership term. During the quarter ended June 30, 2007, we increased revenue recognized by $4.7 million and decreased deferred revenue to adjust to our current estimate of membership term. In the prior year quarter, revenue recognized was increased by $8.1 million and deferred revenue decreased to adjust for this estimate resulting in a decrease in recognition related to our estimate of term length of $3.4 million in the current quarter. It is expected that amortization of our long-term pools will continue to decline as a result of this membership mix change. Declines in the recognition through amortization of amounts deferred from our traditional obligatory membership programs are expected to be offset in part by increases in recognition of cash collected for nonobligatory memberships, month-to-month memberships, and paid-in-full nonrenewable memberships.

•	Total membership cash collections in the quarter ended June 30, 2007 were $168.8 million versus $186.8 million in the prior year quarter, an $18.0 million (10%) decrease. Gross collections of monthly membership fees and dues declined from $171.6 million in the prior year quarter to $152.1 in the second quarter 2007, a $19.6 million (11%) decrease. Total deferrals of gross collections of monthly membership fees and dues declined from the prior year period by $24.0 million, resulting in an increase in monthly membership fee payments and dues recognized of $6.0 million. Prepayments of membership fees originated increased by $1.4 million to $12.5 million during the quarter, but were offset by declines in down payments on value plan contracts of $0.5 million, to $7.5 million in the current year quarter. Accelerations of membership fee collections included in the above change in gross collections of membership fees were $2.2 million in the current year quarter, versus $5.9 million in the prior year period, a $3.7 million decrease resulting from the Company’s 2006 second quarter direct mail acceleration program that was not repeated in the current year quarter.

•	Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under add-on programs. In the quarter ended June 30, 2007, new member signups were approximately

67% value plan, 18% paid-in-full and 15% month-to-month. In the year earlier period, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. Membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of our historical attrition patterns, whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups has had a disproportionate impact on membership cash collections in second quarter 2007 as compared to the 2006 period and will continue to have a negative impact.
•	Personal training revenue decreased to $27.4 million in the second quarter, 2007 from $29.0 million in 2006, a decrease of $1.6 million (6%), reflecting the decline in new membership sales from the prior year.

•	Retail products revenue decreased to $9.1 million in the second quarter, 2007 from $10.9 million in 2006, a decrease of $1.8 million (17%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient but lower sales model integrated with the front desk operation, and reduced workout traffic in the clubs.

•	Miscellaneous revenue increased to $5.4 million (21%) in the second quarter, 2007 from $4.4 million in 2006.
     Operating costs and expenses for the three months ended June 30, 2007 were $221.4 million compared to $221.8 million during 2006, a decrease of $0.4 million (nil %). This increase resulted from the following:
•	Membership services expenses for the three months ended June 30, 2007 decreased $7.6 million (5%) from 2006, reflecting reductions in personnel costs as a result of our cost reduction initiatives and utility costs, offset by increases in occupancy costs (primarily rent) and repair and maintenance costs.

•	Retail products expenses, which include labor costs, for the three months ended June 30, 2007 decreased $1.6 million (16%) from 2006, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of our front desk retail model integration.

•	Marketing and advertising expenses for the three months ended June 30, 2007 decreased $2.8 million (17%) from 2006, primarily from decreases in media spending and television production costs.

•	General and administrative expenses for the three months ended June 30, 2007 increased $13.0 million (63%) from 2006. This increase is attributable to professional and legal fees associated with our chapter 11 filing and incentive compensation accruals.

•	Depreciation expense for the three months ended June 30, 2007 decreased $2.2 million (17%) from 2006, reflecting fewer depreciable assets resulting from fixed asset write-offs and impairment charges in 2006.
     Operating income for the three months ended June 30, 2007 decreased $10.2 million to $14.0 million as compared to the prior year. This decrease is primarily due to the revenue decrease mentioned above and the costs associated with our chapter 11 filing, partially offset by decreases in membership services and depreciation expense.
     Interest expense for the three months ended June 30, 2007 increased $1.6 million to $27.7 million as compared to the prior year, due to increases in general interest rate levels, and higher average debt outstanding during the period. Amortization of deferred financing costs was approximately $5.7 million for the three months ended June 30, 2007, a $0.5 million decrease over the 2006 period.
Discontinued Operations
     Income (loss) from discontinued operations for the three months ended June 30, 2007 was zero compared to income from discontinued operations of $1.5 million for the 2006 period. In addition, a gain of $21.2 million was recorded in the 2007 period reflecting the sale of our Canadian operations on June 1, 2007.

Comparison of the Six Months Ended June 30, 2007 and 2006
     Total revenue for the six months ended June 30, 2007 was $468.9 million compared to $492.4 million in 2006, a decrease of $23.5 million (5%). The decrease in total revenue resulted from the following:
•	Membership revenue decreased from $404.4 million in the prior year period to $386.4 million for the six months ended June 30, 2007 representing a decrease of $18.0 million (4%).

•	Amortization of previously deferred cash collections, included in the above decrease in membership revenue, declined by $21.1 million (14%) to $131.2 million in the current year period. Amortization of deferred revenue in our long-term deferred revenue pools has declined due to the increase in the mix of nonobligatory membership programs, including add-on memberships added to multi-year value plan membership programs, month-to-month membership contracts, the continued increase in our paid-in-full nonrenewable membership programs, and the year-end 2006 adjustments which reduced beginning deferred revenue in the period to adjust for changes in estimated membership term. During the six months ended June 30, 2007, we increased revenue recognized by $6.6 million and decreased deferred revenue to adjust to our current estimate of membership term. In the prior year period, revenue recognized was increased by $16.6 million and deferred revenue decreased to adjust for this estimate resulting in a decrease in recognition related to our estimate of term length of $10.0 million in the current period. It is expected that amortization of our long-term pools will continue to decline as a result of this membership mix change. Declines in the recognition through amortization of amounts deferred from our traditional obligatory membership programs are expected to be offset in part by increases in recognition of cash collected for nonobligatory memberships, month-to-month memberships, and paid-in-full nonrenewable memberships.

•	Total membership cash collections for the six months ended June 30, 2007 were $350.6 million versus $381.3 million in the prior year period, a $30.8 million (8%) decrease. Gross collections of monthly membership fees and dues declined from $347.4 million in the prior year period to $313.4 for the first six months ended June 30, 2007, a $34.0 million (10%) decrease. Total deferrals of gross collections of monthly membership fees and dues declined from the prior year period by $42.9 million, resulting in an increase in monthly membership fee payments and dues recognized of $12.1 million. Prepayments of membership fees originated increased by $2.9 million to $28.5 million during the period, but were offset by declines in down payments on value plan contracts of $2.2 million, to $16.4 million in the current year period. Accelerations of membership fee collections included in the above change in gross collections of membership fees were $5.5 million in the current year period, versus $9.7 million in the prior year period, a $4.2 million decrease resulting from the Company’s 2006 second quarter direct mail acceleration program that was not repeated in the current year.

•	Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under add-on programs. In the six months ended June 30, 2007, new member signups were approximately 69% value plan, 17% paid-in-full and 14% month-to-month. In the year earlier period, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. Membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of our historical attrition patterns, whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups has had a disproportionate impact on membership cash collections in the first six months of 2007 as compared to the 2006 period and will continue to have a negative impact.

•	Personal training revenue decreased to $53.4 million for the six months ended June 30, 2007, from $56.9 million in 2006, a decrease of $3.5 million (6%), reflecting the decline in new membership sales from the prior year.

•	Retail products revenue decreased to $18.8 million for the six months ended June 30, 2007 from $22.3 million in 2006, a decrease of $3.5 million (16%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient but lower sales model integrated with the front desk operation, and reduced workout traffic in the clubs.

•	Miscellaneous revenue increased to $10.3 million (16%) for the six months ended June 30, 2007 from $8.9 million in 2006.
     Operating costs and expenses for the six months ended June 30, 2007 were $444.7 million compared to $450.1 million in 2006, a decrease of $5.4 million (1%). This decrease resulted from the following:
•	Membership services expenses for the six months ended June 30, 2007 decreased $9.8 million (3%) from 2006, reflecting reductions in personnel costs as a result of our cost reduction initiatives and utility costs, offset by increases in occupancy costs (primarily rent) and repair and maintenance costs.

•	Retail products expenses, which include labor costs, for the six months ended June 30, 2007 decreased $3.6 million (17%) from 2006, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of our front desk retail model integration.

•	Marketing and advertising expenses for the six months ended June 30, 2007 decreased $2.0 million (6%) from 2006, primarily from decreases in media spending and television production costs.

•	General and administrative expenses for the six months ended June 30, 2007 increased $14.3 million (34%) from 2006. This increase is attributable to professional and legal fees associated with our chapter 11 filing and incentive compensation accruals.

•	Depreciation expense for the six months ended June 30, 2007 decreased $4.9 million (19%) from 2006, reflecting fewer depreciable assets resulting from fixed asset write-offs and impairment charges in 2006.
     Operating income for the six months ended June 30, 2007 decreased $18.1 million to $24.2 million as compared to the prior year. This decrease is primarily due to the revenue decrease mentioned above and the costs associated with our chapter 11 filing, partially offset by decreases in membership services and depreciation expense.
     Interest expense for the six months ended June 30, 2007 increased $4.4 million to $53.5 million as compared to the prior year, due to increased amortization of deferred financing costs and increases in general interest rate levels, and higher weighted average debt outstanding during the period. Amortization of deferred financing costs was approximately $10.6 million for the six months ended June 30, 2007, a $1.0 million increase over the 2006 period.
Discontinued Operations
     Income (loss) from discontinued operations for the six months ended June 30, 2007 was zero compared to income from discontinued operations of $0.7 million for the 2006 period. In addition, a gain of $21.2 million was recorded in the 2007 period reflecting the sale of our Canadian operations on June 1, 2007, and a gain of $38.4 million was recorded in the 2006 period reflecting the sale of our “Crunch Fitness” brand on January 26, 2006.
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
Item 3. Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit and term loan balance under its New Facility bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the six months ended June 30, 2007, a 100 basis point change in rates would have changed interest expense by approximately $1.3 million for the six month period.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (11.40% at June 30, 2007). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $1.0 million for the six month period.
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
     Our management, under the supervision and with the participation of our PEO and PFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2007. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses in internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2006, our management, including our PEO and PFO, determined the Company’s disclosure controls and procedures were not effective as of June 30, 2007 or the filing date of this Form 10-Q. In light of the material weaknesses, we have implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting (ICFR)
     No changes in the period ended June 30, 2007; see Item 9A-Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the Company’s controls and procedures.
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

     On April 12, 2007, the Company entered into a Forbearance Agreement with the lenders under the New Facility. Under this agreement the lenders agreed to forbear from exercising any remedies under the New Facility as a result of defaults arising from the Company’s failure to deliver audited financial statements for the fiscal year ended December 31, 2006, a certificate of KPMG LLC or other independent public accountant of national reputation certifying that such accountants have not obtained knowledge of any event or act which would constitute a default or event of default with respect to financial covenant and certain computations (the “Accountant’s Certificate”) and updated financial projections through December 2010 due to the lenders by April 2, 2007; and cross defaults arising from defaults under the indentures governing its Senior Subordinated Notes and Senior Notes due to the Company’s inability to timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, the failure to make a scheduled interest payment due April 16, 2007 on the Senior Subordinated Notes. The Forbearance Agreement contained restrictions during its term on additional indebtedness, liens, investments, asset sales and sale/leasebacks. However, the Forbearance Agreement permitted the Company to sell its Canadian assets and retain the net proceeds. The Forbearance Agreement required the Company to deliver its audited financial statements within three days of receipt, to provide a restructuring plan by June 28, 2007, to provide additional monthly reporting and waives the requirement for the Accountant’s Certificate. Furthermore, the Forbearance Agreement required that the Company enter into forbearance agreements with respect to defaults under its public indentures with the holders of at least a majority of the Senior Notes and at least 75% of the Senior Subordinated Notes. The Forbearance Agreement terminated on the earlier of July 13, 2007 or the date on which (i) a default occurs which is not a default covered by the Forbearance Agreement, (ii) any payment of principal or interest is made on the Senior Subordinated Notes, (iii) the commencement of any enforcement action under the indenture governing either the Senior Notes or Senior Subordinated Notes, including acceleration of the Senior Notes or the Senior Subordinated Notes, or (iv) upon certain challenges to the validity or enforceability of the New Facility or the Forbearance Agreement. The Company paid fees of $587 related to the Forbearance Agreement
     On May 14, 2007, the Company entered into the Senior Notes Forbearance Agreement with holders representing over 80% of the aggregate principal amount outstanding of the Senior Notes. Pursuant to the Senior Notes Forbearance Agreement, holders of the Senior Notes waived defaults arising from the Company’s failure to (i) timely file its 2006 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ending March 31, 2007 with the SEC, (ii) make a scheduled interest payment on the Senior Subordinated Notes due April 16, 2007, (iii) provide the required notices of default to the trustee, and (iv) potential failure to satisfy conditions regarding the execution of sale and leaseback transactions, and agreed to forbear from exercising any related remedies until July 13, 2007. Holders of the Senior Notes also consented to amend certain provisions of the Senior Notes Indenture in connection with the waiver of the defaults. The Company paid fees in the amount of $279 to holders of the Senior Notes that executed the Senior Note Forbearance Agreement and consented to the related amendments to the Senior Notes Indenture.
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
Item 5. Other Information
     None
Item 6. Exhibits
     (a) Exhibits:

Exhibit
Number	Name of Exhibit

4.1	Senior Notes Supplemental Indenture, dated as of May 22, 2007, among Bally Total Fitness Holding Corporation, the Guarantors listed on Schedule A thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 29, 2007).

4.2	Senior Subordinated Notes Supplemental Indenture, dated as of May 22, 2007, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 29, 2007).

10.1	Form of Senior Notes Forbearance Agreement relating to the Company’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated May 17, 2007).

10.2	Form of Senior Subordinated Notes Forbearance Agreement relating to the Company’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated May 17, 2007).

10.3	Forbearance Agreement, dated April 5, 2007, under the Amended And Restated Credit Agreement dated as of October 16, 2006, among the Company, the lenders parties thereto (the ‘‘Lenders”), JP Morgan Chase Bank, N.A., as agent for the Lenders and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 13, 2007).

10.4	Form of Restructuring Support Agreement, dated as of June 15, 2007, between the Company and the holders of its 10 1/2% Senior Notes due 2011 and 9 7/8% Senior Subordinated Notes due 2007 parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 18, 2007).

10.5	Form of Subscription and Backstop Purchase Agreement, dated June 27, 2007, between the Company and the holders of its 9 7/8% Senior Subordinated Notes due 2007 parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 27, 2007).

10.6	Form of Senior Notes Forbearance Extension relating to the Company’s 10 1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated July 17, 2007).

10.7	Form of Senior Subordinated Notes Forbearance Extension relating to the Company’s 9 7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated July 17, 2007).

10.8	Amendment No. 1 to Forbearance Agreement, dated as of July 16, 2007, by and between the Company, the Guarantors, the Lenders, JP Morgan Chase Bank, N.A., as agent for the Lenders and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated July 17, 2007).

Exhibit
Number	Name of Exhibit

+10.9	Management Services Agreement, dated as of May 4, 2007, among Bally Total Fitness Holding Corporation, Alpine Advisors LLC and Don R. Kornstein (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 10-K, file no. 001-13997, dated June 29, 2007).

+10.10	Form of Restructuring Bonus Agreement for Marc Bassewitz and John Wildman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 1, 2007).

+10.11	Form of Restructuring Bonus Agreement for Don R. Kornstein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K, file no. 001-13997, dated June 1, 2007).

+10.12	Interim Management and Restructuring Services Agreement, dated as of June 5, 2007, between Bally Total Fitness Holding Corporation and AP Services, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, file no. 001-13997, dated June 11, 2007).

+10.13	Confidential Settlement Agreement and Mutual General Release, dated June 13, 2007, between the Company and James A. McDonald (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated June 18, 2007).

+10.14	Amendment to Employment Agreement, dated as of June 28, 2007, between the Company and John H. Wildman (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 10-K, file no. 001-13997, dated June 29, 2007).

+10.15	Form of Amended Restructuring Bonus Agreement for Marc Bassewitz, William Fanelli and John Wildman (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, file no. 001-13997, dated September 28, 2007).

+10.16	Form of Amended Restructuring Bonus Agreement for Don R. Kornstein (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, file no. 001-13997, dated September 28, 2007).

10.17	Superpriority Debtor-In-Possession Credit Agreement dated as of August 22, 2007 between the Company and Morgan Stanley Senior Funding, Inc., as Administrative Agent and as Collateral Agent; Wells Fargo Foothill, LLC, as Revolving Credit Agent; and The CIT Group/Business Credit, Inc., as Revolving Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 27, 2007).

10.18	Guaranty and Collateral Agreement dated as of August 22, 2007 between the Company and Morgan Stanley Senior Funding, Inc., as Administrative Agent and as Collateral Agent; Wells Fargo Foothill, LLC, as Revolving Credit Agent; and The CIT Group/Business Credit, Inc., as Revolving Syndication Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 27, 2007).

10.19	Restructuring Support Agreement dated as of August 17, 2007 between the Company and Liberation Investments, L.P. and Liberation Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 20, 2007).

10.20	Form of Restructuring Support Agreement between and among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund L.P.; certain holders of the Company’s Senior Notes; and certain holders of the Company’s Senior Subordinated Notes Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 16, 2007).

10.21	Investment Agreement dated as of August 15, 2007, by and among the Company and Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated August 16, 2007).

* 31.1	Certification of Chief Restructuring Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 32.1	Certification of Chief Restructuring Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION Registrant
	By:	/s/ William G. Fanelli
William G. Fanelli
Dated: September 28, 2007		Senior Vice President, Finance and Corporate Development (principal financial officer)